Form 10QSB
period 1995-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1995-08-11
CIK 787621

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT of 1934

                 For the transition period from.........to.........

                           Commission file number 0-16010


                       JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
          (Exact name of small business issuer as specified in its charter)


            California                                        94-3004963
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)               JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                    BALANCE SHEET
                                     (Unaudited)
                        (in thousands, except for unit data)

                                    June 30, 1995





       Assets
            Cash                                                           $ 2,024

            Securities available for sale                                      730

            Prepaid and other assets                                           403
            Investment properties:

              Land                                             $ 1,888

              Buildings and related personal
                property                                        11,727

                                                                13,615
              Less accumulated depreciation                     (5,166)      8,449

                                                                           $11,606



       Liabilities and Partners' Capital (Deficit)
            Accounts payable and accrued expenses                          $   279

            Notes and interest payable                                       1,924



       Partners' Capital (Deficit)
            General partner                                    $  (151)

            Corporate limited partners - on behalf
              of the Unitholders - (128,810 Units
              (Note A) issued and outstanding)                   9,554       9,403
                                                                           $11,606




                   See Accompanying Notes to Financial Statements

      b)               JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                          (in thousands, except unit data)

                                          Three Months Ended          Six Months Ended
                                                June 30,                  June 30,

                                           1995        1994           1995         1994
       Revenues:

          Rental income                   $  530      $  562          $1,077      $1,112

          Interest and dividend income       111          66             133         111

             Total revenues                  641         628           1,210       1,223

       Expenses:

          Property operations                218         206             460         491
          Depreciation and amortization      155         167             278         362

          Interest                            44          48              88          96

          Administrative                     112          93             195         185

             Total expenses                  529         514           1,021       1,134
       Income from operations                112         114             189          89

       Other income (Note D)                  --          --              --         251

          Net income                      $  112      $  114          $  189      $  340

       Net income allocated to
          general partners (1%)           $    1      $    1          $    2      $    3
       Net income allocated to
          limited partners (99%)             111         113             187         337

                                          $  112      $  114          $  189      $  340
       Net income per weighted
          average Unit of Depositary
          Receipt (Note A):

          Income from operations          $  .86      $  .87          $ 1.45      $  .68

          Other income                        --          --              --        1.93

       Net income per unit                $  .86      $  .87          $ 1.45      $ 2.61


                   See Accompanying Notes to Financial Statements

      c)               JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)



                                                                    Unitholders
                                                                      Units of
                                           Units of                  Depositary
                                           Depositary    General      Receipts
                                            Receipts    Partners      (Note A)      Total


       Original capital contributions       129,266      $     1       $32,317     $32,318
       Partners' capital (deficit)
          at December 31, 1994              128,810      $  (148)      $ 9,862     $ 9,714

       Net income for the six months
          ended June 30, 1995                    --            2           187         189

       Distributions paid                        --           (5)         (495)       (500)

       Partners' capital (deficit) at
          June 30, 1995                     128,810      $  (151)      $ 9,554     $ 9,403




             See Accompanying Notes to Consolidated Financial Statements

      d)               JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                                Six Months Ended
                                                                   June 30,

                                                              1995            1994

       Cash flows from operating activities:

          Net income                                        $   189         $   340
          Adjustments to reconcile net income to
             net cash provided by operating activities:

              Depreciation and amortization of
                  discounts, loan costs and lease
                  commissions                                   286             368

             Change in accounts:

              Prepaids and other assets                         (35)             22
              Accounts payable and accrued
                  expenses                                      128            (271)

              Interest payable                                   13              --

                  Net cash provided by
                      operating activities
                                                                581             459

       Cash flows from investing activities:
          Property improvements and replacements                (66)            (55)

          Purchase of securities available for sale          (1,009)             --

          Proceeds from sale of securities
             available for sale                               2,460           2,172

          Deposits to restricted escrows                        (10)             --
          Proceeds from sale of real estate                      --           1,500

                  Net cash provided by
                      investing activities                    1,375           3,617



                   See Accompanying Notes to Financial Statements


                                                               Six Months Ended
                                                                    June 30,

                                                             1995             1994
       Cash flows from financing activities:

          Payments on notes payable                         $   (23)        $   (26)
          Partners' distributions                              (500)         (2,225)

             Net cash used in
              financing activities                             (523)         (2,251)

       Net increase in cash                                   1,433           1,825

       Cash at beginning of period                              591             835
       Cash at end of period                                $ 2,024         $ 2,660

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                            $    67         $    88


                   See Accompanying Notes to Financial Statements

      e)               JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for Johnstown/Consolidated Income Partners (the "Partnership").

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Cash

         For purposes of reporting cash flows, cash includes cash on hand, demand deposits and money market funds.

      Units of Depositary Receipts

         Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner, serves as a depositary of certain Units of Depositary Receipts ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership.

      Net Income Per Unit

         Net income per Unit is computed by dividing net income allocated to the Unitholders by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 128,810 and 128,856 for the six months ended June 30, 1995 and 1994, respectively.

      Note B - Related Party Transactions

         The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment;
      (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities ("MBS") as of the end of the Partnership quarter immediately preceding the installment payment; and (iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. These asset management fees are included in compensation to related parties in the table below.

         The Partnership has paid the property management fees noted below based on collected gross rental revenues ("Rental Revenues") for property management services in each of the six months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues were paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues were paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for three of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties except for Cedar Brooke Apartments. Management of Cedar Brooke was assumed on February 15, 1995. Fees paid to Insignia and affiliates for the six months ended June 30, 1995, and fees paid to PSI and Coventry for the six months ended June 30, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:



                                                         For the Six Months Ended
                                                                June 30,
                                                          1995             1994
                                                                (in thousands)

       Asset management fee                               $50                 $60

       Property management fees                            53                  30


         The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the six months ended June 30, 1994, received reimbursements as reflected in the following table:




                                                          For the Six Months Ended
                                                                  June 30,
                                                          1995                1994
                                                                (in thousands)

       Reimbursement for services of affiliates            $91                $79


      Note C - Sale of Real Estate

         In March 1994, the Partnership sold the Evergreen Heights Office Building for a gross sales price of approximately $1.6 million. The Partnership received net cash proceeds of $1.5 million after payment of related closing costs. As a result of the sale, $665,000 was charged to the allowance for possible losses in the six months ended June 30, 1994. No gain or loss was recognized on the sale. The sales transaction is summarized in the following table:



       Cash proceeds received                            $1,500

       Cost of sales:
          Net real estate                                 1,578

          Other                                             (78)

               Total cost of sales                       $1,500


          Net real estate represents real estate, net of accumulated depreciation and allowance for possible loss.

      Note D - Other Income

         In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 4,405 shares of Southmark Corporation Redeemable Series A Preferred Stock and 29,585 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $29,000 and $222,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

      Note E - Commitment

         The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale totalling approximately $2.8 million at June 30, 1995, exceeded the Partnership's reserve requirement of approximately $1.4 million.

      Note F - Distributions

         In March of 1995, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $495,000 or $3.84 per Unit to the Unitholders along with a corresponding General Partner distribution of approximately $5,000.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Partnership's investment properties consist of one apartment complex, two commercial properties and a one-third (1/3) undivided interest in the Florida #6 Mini-Warehouse property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                            Average
                                                           Occupancy

                                                         1995        1994
       Cedar Brooke Apartments
          Independence, Missouri                         98%           99%

       Florida #6 Mini-Warehouse
          Lauderhill, Florida                            92%           99%

       Florida #11 Mini-Warehouse
          Davie, Florida                                 95%           99%
       Phoenix Business Center
          College Park, Georgia                          57%           78%

         The decrease in occupancy at the Florida #6 Mini-Warehouse is due to commercial clients reducing their inventory levels, which resulted in reduced usage of storage facilities in 1995 compared to 1994. The decrease in occupancy at the Phoenix Business Center is primarily due to a large tenant building their own office facilities in 1995. This decrease in occupancy did not affect rental income substantially due to the tenant still being obligated for its rental payments until March 31, 1995, even though the tenant vacated in February 1995. The total decrease in rental income related to this tenant approximated $44,000. As of June 30, 1995, this space remains vacant. However, the Partnership is actively searching for new tenants, as well as considering sub-dividing the space to increase its leasability.

         The Partnership realized income from operations of $189,000 for the six months ended June 30, 1995, compared to $89,000 for the six months ended June 30, 1994. For the three months ended June 30, 1995, the Partnership realized income from operations of $112,000 compared to $114,000 for the three months ended June 30, 1994. The increase in income from operations for the six months ended June 30, 1995, is related to lower operational expenses in 1995, resulting from the sale of the Evergreen Heights Office Building in March of 1994. (See Note C of the Notes to Financial Statements in Item 1).

         Interest and dividend income increased for the six and three months ended June 30, 1995, due to dividends received on the Partnership's investment in Southmark Preferred Stock, offset by decreased interest income due to smaller cash balances available for investment in 1995 compared to 1994. Property operations and depreciation expense decreased as a result of the sale of Evergreen Heights Office Building in March of 1994. Depreciation expense also decreased due to the reduced carrying values of depreciable assets resulting from the valuation reserves recorded in prior years.

         Other income realized in the six months ended June 30, 1994, related to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See Note D of the Notes to the Financial Statements in Item 1).

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         As of June 30, 1995, the Partnership had cash of approximately $2.0 million compared to approximately $2.7 million at June 30, 1994. Net cash provided by operating activities increased primarily due to increases in accounts payable and other accrued expenses. Net cash provided by investing activities decreased as a result of increased purchases of securities available for sale and due to the receipt of proceeds from the sale of the Evergreen Heights Office Building in March of 1994 (See Note D of the Notes to Financial Statements in Item 1).
      Net cash used in financing activities decreased as a result of reduced Partners' distributions for the six months ended June 30, 1995, compared to June 30, 1994.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $1.9 million, net of discount, matures in 2013, at which time the related property will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. For the six months ended June 30, 1995, cash distributions of approximately $500,000 were declared and paid compared to cash distributions of approximately $2.2 million for the six months ended June 30, 1994.

                       PART II - OTHER INFORMATION



      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K.

          A Form 8-K dated May 3, 1995, was filed reporting a change in accountants of the Registrant.

                                     SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                          By:   CONCAP EQUITIES, INC.
                                                General Partner



                                          By:   /s/ Carroll D. Vinson
                                                Carroll D. Vinson
                                                President




                                          By:   /s/ Robert D. Long, Jr.
                                                Robert D. Long, Jr.
                                                Controller and Principal
                                                Accounting Officer


                                          Date: August 11, 1995