Form 10QSB
period 1995-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1995-11-09
CIK 787621

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


                For the quarterly period ended September 30, 1995


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

                                  BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except for unit data)

                               September 30, 1995


 Assets
  Cash and cash equivalents                                          $ 1,957
  Securities available for sale                                          476
  Prepaid and other assets                                               475
  Investment properties:
    Land                                                 $ 1,896
    Buildings and related personal property               11,694
                                                          13,590
    Less accumulated depreciation                         (5,283)      8,307

                                                                     $11,215

 Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable and accrued expenses                              $   309
  Notes and interest payable                                           1,913

 Partners' Capital (Deficit)
  General partner                                        $  (155)
  Corporate limited partners - on behalf
    of the Unitholders - (128,810 Units
    (Note A) issued and outstanding)                       9,148       8,993

                                                                     $11,215

[FN]

                 See Accompanying Notes to Financial Statements

b)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                     1995        1994            1995       1994
 Revenues:
    Rental income                   $  584      $  561          $1,661     $1,673
    Interest and dividend income        30          61             163        172
       Total revenues                  614         622           1,824      1,845
 Expenses:
    Property operations                283         247             743        738
    Depreciation and amortization      124         168             402        530
    Interest                            46          48             134        144
    Administrative                      71          78             266        231
       Total expenses                  524         541           1,545      1,643

 Income from operations                 90          81             279        202

 Loss on sales of securities
    available for sale                  --         (18)             --        (18)
 Other income (Note D)                  --          --              --        251

    Net income                      $   90      $   63          $  279     $  435

 Net income allocated to
    general partners (1%)           $    1      $    1          $    3     $    4
 Net income allocated to
    limited partners (99%)              89          62             276        431

                                    $   90      $   63          $  279     $  435
 Net income per weighted
    average Unit of Depositary
    Receipt (Note A):               $  .69      $  .48          $ 2.14     $ 3.34

[FN]

                 See Accompanying Notes to Financial Statements

c)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                                              Unitholders
                                                                Units of
                                     Units of                  Depositary
                                    Depositary     General      Receipts
                                     Receipts     Partners      (Note A)      Total

 Original capital contributions       129,266      $     1      $32,317      $32,318
 Partners' capital (deficit)
   at December 31, 1994               128,810      $  (148)     $ 9,862      $ 9,714
 Net income for the nine months
   ended September 30, 1995                --            3          276          279
 Distributions paid                        --          (10)        (990)      (1,000)
 Partners' capital (deficit) at
   September 30, 1995                 128,810      $  (155)     $ 9,148      $ 8,993

[FN]
                 See Accompanying Notes to Financial Statements

d)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         1995            1994
 Cash flows from operating activities:
    Net income                                         $   279         $   435
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation and amortization of
            discounts, loan costs and lease
            commissions                                    413             541
        Loss on sale of securities available
            for sale                                        --              18
       Change in accounts:
        Prepaids and other assets                         (107)            (49)
        Accounts payable and accrued
            expenses                                       195            (226)
        Interest payable                                    13              --

            Net cash provided by operating
                activities                                 793             719

 Cash flows from investing activities:
    Property improvements and replacements                 (78)            (66)
    Purchase of securities available for sale           (1,009)         (1,704)
    Proceeds from sale of securities
       available for sale                                2,713           2,922
    Deposits to restricted escrows                         (16)             --
    Proceeds from sale of real estate                       --           1,500

            Net cash provided by investing
                activities                               1,610           2,652

 Cash flows from financing activities:
    Payments on notes payable                              (37)            (39)
    Partners' distributions                             (1,000)         (3,720)

            Net cash used in financing
                activities                              (1,037)         (3,759)

 Net increase in cash                                    1,366            (388)

 Cash and cash equivalents at beginning of period          591             835

 Cash and cash equivalents at end of period            $ 1,957         $   447

 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $   107         $   132


[FN]

                 See Accompanying Notes to Financial Statements


e)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for Johnstown/Consolidated Income Partners (the "Partnership").

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, demand deposits and money market funds, and U.S. Treasury Bills with original maturities of three months or less.

Units of Depositary Receipts

   Johnstown/Consolidated Depositary Corporation, an affiliate of the General Partner, serves as a depositary of certain Units of Depositary Receipts ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership.

Net Income Per Unit

   Net income per Unit is computed by dividing net income allocated to the Unitholders by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 128,810 and 128,851 for the nine months ended September 30, 1995 and 1994, respectively.

Note B - Related Party Transactions

   The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management

Note B - Related Party Transactions - continued

fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities ("MBS") as of the end of the Partnership quarter immediately preceding the installment payment; and (iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. These asset management fees are included in compensation to related parties in the table below.

   The Partnership has paid the property management fees noted below based on collected gross rental revenues ("Rental Revenues") for property management services in each of the nine months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties except for Cedar Brooke Apartments. Management of Cedar Brooke was assumed by an Insignia affiliate on February 15, 1995. Fees paid to Insignia and affiliates for the nine months ended September 30, 1995, and fees paid to PSI and Coventry for the nine months ended September 30, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                 For the Nine Months Ended
                                                         September 30,
                                                    1995               1994
                                                         (in thousands)

 Asset management fee                               $74                 $83
 Property management fees                            92                  44

Note B - Related Party Transactions - continued

   The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the nine months ended September 30, 1994, received reimbursements as reflected in the following table:

                                                   For the Nine Months Ended
                                                         September 30,
                                                    1995               1994
                                                          (in thousands)

 Reimbursement for services of affiliates           $106                $77

   In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Sale of Real Estate

   In March 1994, the Partnership sold the Evergreen Heights Office Building for a gross sales price of approximately $1.6 million. The Partnership received net cash proceeds of $1.5 million after payment of related closing costs. As a result of the sale, $665,000 was charged to the allowance for possible losses in the nine months ended September 30, 1994. No gain or loss was recognized on the sale. The sales transaction is summarized in the following table:


 Cash proceeds received                            $1,500
 Cost of sales:
    Net real estate                                $1,578
    Other                                             (78)
         Total cost of sales                       $1,500

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

Note E - Commitment

   The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale totalling approximately $2.4 million at September 30, 1995, exceeded the Partnership's reserve requirement of approximately $1.4 million.

Note F - Distributions

   In March of 1995, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $495,000 or $3.84 per Unit to the Unitholders along with a corresponding General Partner distribution of approximately $5,000. In September 1995, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $495,000 or $3.84 per Unit to the Unitholders along with a corresponding General Partner distribution of approximately $5,000.

   In March 1994, the General Partner declared and paid distributions of approximately $2.2 million or $17.27 per Unit to the Unitholders, representing a return of capital from repayment of a note receivable in September 1993. In September 1994, the General Partner declared and paid distributions of approximately $1.5 million or $11.60 per Unit to the Unitholders, representing a return of capital from proceeds of a property sale in March 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of one apartment complex, two commercial properties and a one-third (1/3) undivided interest in the Florida #6 Mini-Warehouse property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
                                                  1995         1994

 Cedar Brooke Apartments
    Independence, Missouri                         99%           99%
 Florida #6 Mini-Warehouse
    Lauderhill, Florida                            91%           99%
 Florida #11 Mini-Warehouse
    Davie, Florida                                 96%           99%
 Phoenix Business Center
    College Park, Georgia                          57%           82%

   The decrease in occupancy at the Florida #6 Mini-Warehouse is due to commercial clients reducing their inventory levels, which resulted in reduced usage of storage facilities in 1995 compared to 1994. The decrease in occupancy at the Phoenix Business Center is primarily due to a large tenant vacating their space after building their own office facilities in 1995. As of September 30, 1995, this space remains vacant with the Partnership actively searching for new tenants, as well as considering sub-dividing the space to increase its leasability. The impact of the decrease in rental income as a result of this tenant vacating has been mitigated by rent increases on the Partnership's other investment properties.

   The Partnership realized income from operations of $279,000 for the nine months ended September 30, 1995, compared to $202,000 for the nine months ended September 30, 1994. For the three months ended September 30, 1995, the Partnership realized income from operations of $90,000 compared to $81,000 for the three months ended September 30, 1994.

   Property operations increased for the three months ended September 30, 1995, due to increased maintenance expenditures to improve the curb appeal of the Partnership's properties in an effort to increase occupancy. Depreciation expense decreased due to the reduced carrying values of depreciable assets resulting from the valuation reserves recorded in prior years. Administrative expenses increased for the nine months ended September 30, 1995, due to increased mailing costs, professional fees, and expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period. The reimbursements for the Dallas office amounted to approximately $63,000 for the nine months ended September 30, 1995.

   The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

   Other income realized in the nine months ended September 30, 1994, related to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See Note D of the Notes to the Financial Statements in Item 1).

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

   As of September 30, 1995, the Partnership had cash and cash equivalents of $1,957,000 compared to $447,000 at September 30, 1994. Net cash provided by operating activities increased primarily due to increases in accounts payable and other accrued expenses. Net cash provided by investing activities decreased due to the receipt of proceeds from the sale of the Evergreen Heights Office Building in March of 1994 (See Note D of the Notes to Financial Statements in
Item 1), partially offset by a decrease in purchases of securities available for sale. Net cash used in financing activities decreased as a result of reduced Partners' distributions for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $1.9 million, net of discount, matures in 2013, at which time the related property will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize return to the Unitholders, the Partnership is exploring the possibility of selling the Florida #6 Mini-Warehouse in which it has invested. Currently, no such disposition is considered imminent. Additionally, other investing parties are involved who must be considered before such a transaction can be approved. For the nine months ended September 30, 1995, cash distributions of approximately $1 million were declared and paid compared to cash distributions of approximately $3.7 million for the nine months ended September 30, 1994.


                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)  Reports on Form 8-K.

         None.

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


                             Date: November 9, 1995