Form 10KSB
period 1995-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1996-03-27
CIK 787621

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period.........to.........

                        Commission file number 0-16010

                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                (Name of small business issuer in its charter)

         California                                            94-3004963
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification
No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number (864) 239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                         Units of Depositary Receipts
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,425,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                                    PART I

Item 1.  Business

Johnstown/Consolidated Income Partners (the "Partnership") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. On June 20, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-2637) and commenced a public offering for sale of $150 million of Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered the Units under the Securities Exchange Act of 1934 (File No. 0-16010). The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32.3 million to the Partnership. The Partnership has retired a total of 456 Units which were returned to the Partnership by Unitholders. The Partnership gave no consideration for the Units retired. The Partnership may reacquire or retire any Units, at its absolute discretion, but is under no obligation to do so.

By the end of fiscal year 1988, approximately 79% of the monies raised had been invested in four (4) properties, five (5) mortgage loans, and approximately $1.6 million in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement (herein so called).

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602. The General Partner and the Corporate Limited Partner shall together be called the "Partners."

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed for the benefit of its
Unitholders: (i) to acquire, own and operate existing income-producing properties and newly constructed properties with income-producing capabilities including office buildings, industrial properties, shopping centers, mobile home parks and residential properties; (ii) to invest in mortgage loans originated or purchased by the Partnership; and (iii) to invest in MBS's. As of December 31, 1995, the Partnership owned three (3) properties and a one-third (1/3) undivided interest in another property. In years previous to 1995, the Partnership liquidated its investments in MBSs, sold two (2) properties (accepting a note on one of the sales), received payment on two (2) of the mortgage loans, completed a judicial foreclosure on three (3) properties which secured three (3) mortgage loans, and disposed of one (1) property which was foreclosed upon by the lender.

As of December 31, 1995, the Partnership's working capital reserves are in excess of the 5% of Net Invested Capital (as defined in the Partnership Agreement) as required by the Partnership Agreement. See "Current Operating Plan" below and "Item 6 - Management's Discussion and Analysis" for discussion of Partnership liquidity and capital resources.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12".

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC") was the sole General Partner of the Partnership, and Johnstown/Consolidated Depositary Corporation, a wholly-owned subsidiary of CCEC, was the sole limited partner. In 1988, Southmark Corporation ("Southmark") gained control of CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As part of its reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unitholders in the Partnership and the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unitholders dated August 10, 1990. As part of this solicitation, the Unitholders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE") and an affiliate of Insignia, acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining capital stock of GII Realty, Inc.


Item 2.  Description of Property

The Partnership originally acquired four (4) properties and funded five (5) loans. At December 31, 1995, the Partnership owns three (3) properties and a one-third (1/3) undivided interest in another property. The following table sets forth the properties held by the Partnership. Additional information about the properties is found in "Item 7 - Financial Statements", "Note K" - Investment Properties and Accumulated Depreciation.


                                   Date of
 Property                          Purchase      Type of Ownership             Use
 Cedar Brooke                      02/27/87      Fee ownership subject     Apartment
  Independence, Missouri                         to first mortgage         158 units

 Florida #6 Mini-Warehouse         10/15/90      Fee ownership             Storage Center
  Lauderhill, Florida                                                      61,121 sq.ft.

 Florida #11 Mini-Warehouse        10/15/90      Fee ownership             Storage Center
  Davie, Florida                                                           64,240 sq.ft.

 Phoenix Business Campus           08/26/86      Fee ownership             Office Building
  Atlanta, Georgia                                                         79,196 sq.ft.


Schedule of Properties:

                          Gross
                        Carrying     Accumulated                             Federal
 Property                 Value      Depreciation       Rate       Method   Tax Basis
 (dollar amounts in thousands)
 Cedar Brooke            $ 3,998        $2,362        5-19 years    S/L       $2,785
 Florida #6 Mini-
  Warehouse (a)            1,093           204        3-20 years    S/L          969
 Florida #11 Mini-
  Warehouse                2,746           471        5-20 years    S/L        2,462
 Phoenix Business
  Campus                   5,787         2,383        5-28 years    S/L        3,013

         Totals          $13,624        $5,420                                $9,229

(a) Amounts represent the Partnership's one-third interest in the property. Johnstown/Consolidated Income Partners/2, an affiliated Partnership, owns the remaining two-thirds interest in the property.


See "Note A" of the Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:

                               Principal                             Principal
                              Balance At                              Balance
                             December 31,   Interest    Maturity      Due At
 Property                        1995         Rate        Date        Maturity
 (dollar amounts in thousands)

 Cedar Brooke                   $2,111        7.50%       07/13        $  --
   1st mortgage
 Less unamortized
 discount                         (223)

   Totals                       $1,888

Schedule of Rental Rates and Occupancy:

                                         Average Annual                 Average
                                          Rental Rates                  Occupancy
 Property                           1995                1994          1995     1994
 Cedar Brooke               $5,231/per unit     $5,018/per unit       99%      99%
 Florida #6 Mini-Warehouse   10.44/per sq. ft.   9.77/per sq. ft.     90%      97%
 Florida #11 Mini-Warehouse  10.27/per sq. ft.   9.63/per sq. ft.     96%      98%
 Phoenix Business Campus      8.76/per sq. ft.   8.03/per sq. ft.     58%      84%

The decrease in occupancy at the Florida #6 Mini-Warehouse is due to commercial clients reducing their inventory levels, which resulted in less usage of storage facilities in 1995 compared to 1994. The decrease in occupancy at the Phoenix Business Center is primarily due to a large tenant vacating their space after building their own office facilities in 1995. As of December 31, 1995, this space remains vacant with the Partnership actively searching for new tenants, as well as considering sub-dividing the space to increase its leasability. The impact of the decrease in rental income as a result of this tenant vacating has been mitigated by rent increases on the Partnership's other investment properties.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other similar properties in the area. The General Partner believes that all of the properties are adequately insured. With the exception of the Phoenix Business Campus, the properties' lease terms are for one year or less and no tenant leases 10% or more of the available rental space.

The following is a schedule of lease expirations for the years 1996-2005:


                            Number of                                   % of Gross
                           Expirations    Square Feet    Annual Rent    Annual Rent
 Phoenix Business Campus
 1996                           1            1,980        $ 15,764         3.88%
 1997                           1            3,990          28,338         6.98%
 1998                           2           25,776         176,610        43.51%
 1999                           1            5,170          41,360        10.19%
 2000                           2            6,858          65,628        16.17%
 2001-2005                      0               --              --            --


The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for each property:


                                                   Square
                                Nature of          Footage       Annual Rent/     Lease
                                Business           Leased         Square Foot  Expiration
 Phoenix Business Campus
                            Computer software      17,342           $6.50        1-31-98
                            Airline services        8,434           $7.57       10-31-98


Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1995 for each property were:

                                        1995           1995
                                       Taxes           Rate
                                   (in thousands)

    Cedar Brooke                        $43            6.0%
    Florida #6 Mini-Warehouse (a)        22            2.4%
    Florida #11 Mini-Warehouse           65            2.6%
    Phoenix Business Campus              29            3.7%

(a) Represents the Partnership's one-third share of real estate taxes.


Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1995, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                    PART II


Item 5. Market for the Registrant's Units of Depositary Receipts and Related Security Holder Matters


(A) No established public trading market for the Units exists nor is one expected to develop.

(B)     Title of Class:                        Number of Unitholders of Record:

        Units of Depositary Receipts           2,749 as of December 31, 1995

(C) In December 1995, an affiliate of the General Partner, Liquidity Assistance, LLC, purchased 10,062 units (7.81% of total outstanding units) from an unaffiliated Unitholder at a cash price of $61.10 per unit, (approximately $615,000 in total).

(D) In March 1994, the General Partner paid distributions, representing return of capital, totalling approximately $2.2 million or $17.27 per Unit. In September 1994, the General Partner paid distributions totalling approximately $1.5 million or $11.60 per Unit, representing return of capital from proceeds of a property sale. Cumulative distributions to Unitholders since the inception of the Partnership totaled $11.2 million at December 31, 1995.

        In March 1995, the General Partner paid distributions attributable to cash flow from operations totalling approximately $495,000 or $3.84 per Unit to the Unitholders, and a corresponding $5,000 General Partner distribution. In September 1995, the General Partner paid distribution attributable to cash flow from operations totalling approximately $495,000 or $3.84 per Unit to the unitholders along with a corresponding General Partner distribution of approximately $5,000. Subsequent to December 31, 1995, the General Partner declared a distribution attributable to cash flow from operations totalling approximately $495,000 or $3.84 per Unit to the Unitholders along with a corresponding General Partner distribution of approximately $5,000.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Partnership realized net income of $350,000 for the year ended December 31, 1995, compared to net income of $500,000 for the year ended December 31, 1994.

Property operations expense increased for the year ended December 31, 1995, due to increased personnel costs at the Partnership's properties. Depreciation expense decreased due to the reduced carrying values of depreciable assets resulting from the valuation reserves recorded in prior years. Administrative expenses increased for the year ended December 31, 1995, due to increased mailing costs, professional fees, and expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period. The reimbursements for the Dallas office amounted to approximately $63,000 for the year ended December 31, 1995.

The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

Other income realized during the year ended December 31, 1994, related primarily to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See "Note C" of the Notes to the Financial Statements in "Item 7").

During 1995, the Partnership received a liquidating dividend of approximately $79,000 from Southmark, of which approximately $27,000 was credited to the investment in stock account. The remaining stock balance is included in prepaid and other assets at December 31, 1995 at its estimated market value of approximately $3,000.

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

Liquidity and Capital Resources

As of December 31, 1995, the Partnership held unrestricted cash of $1,967,000 compared to $564,000 at December 31, 1994. Net cash provided by operating activities increased slightly due to reduced interest payments, partially offset by the Partnership's receipt of approximately $222,000 in cash related to the Southmark bankruptcy discussed below that did not recur in 1995. Net cash provided by investing activities decreased due to the receipt of proceeds from the sale of the Evergreen Heights Office Building in March of 1994 (See "Note J" of the Notes to Financial Statements in "Item 7"), partially offset by a decrease in purchases of securities available for sale. Net cash used in financing activities decreased as a result of reduced Partners' distributions for the year ended December 31, 1995, compared to the year ended December 31, 1994.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and securities available for sale totalling approximately $2.5 million at December 31, 1995, exceeded the Partnership's reserve requirement of approximately $1.4 million.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $1.9 million, net of discount, matures in 2013, at which time the related property will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize return to the Unitholders, the Partnership is exploring the possibility of selling the Florida #6 Mini-Warehouse. Currently, the property disposition is not considered imminent. Additionally, other investing parties are involved who must be considered before such a transaction can be approved. For the year ended December 31, 1995, cash distributions of approximately $1 million were paid compared to cash distributions of approximately $3.7 million for the year ended December 31, 1994.

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 4,405 shares of Southmark Corporation Redeemable Series A Preferred Stock and 29,585 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $29,000 and $222,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

In March 1994, the Partnership sold the Evergreen Heights Office Building for a gross sales price of approximately $1.6 million. The Partnership received net cash proceeds of $1.5 million after payment of related closing costs. As a result of the sale, $665,000 was charged to the allowance for possible losses in the year ended December 31, 1994. No gain or loss was recognized on the sale.

Item 7.  Financial Statements


JONHSTOWN/CONSOLIDATED INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

     Reports of Independent Auditors

     Balance Sheet - December 31, 1995

     Statements of Operations - Years ended December 31, 1995
     and 1994

     Statements of Changes in Partners Capital (Deficit) - Years ended December 31, 1995 and 1994

     Statements of Cash Flows - Years ended December 31, 1995 and 1994

     Notes to Financial Statements


               Report of Ernst & Young LLP, Independent Auditors



The Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 1995, and the related statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                   /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 1996



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Johnstown/Consolidated Income Partners:


We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Johnstown/Consolidated Income Partners (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Johnstown/Consolidated Income Partners for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                   /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1995


 Assets
  Cash and cash equivalents:
    Unrestricted                                                       $1,967
    Restricted-tenant security deposits                                    52
  Securities available for sale                                           447
  Prepaid expenses and other assets                                       441
  Investment properties
    Land                                                  $ 1,896
    Buildings and related personal property                11,728
                                                           13,624
    Less accumulated depreciation                          (5,420)      8,204

                                                                      $11,111
 Liabilities and Partners' Capital (Deficit)
 Liabilities
  Accounts payable and accrued expenses                               $   145
  Notes and interest payable                                            1,902

 Partners' Capital (Deficit)
  General partner                                         $  (155)
  Corporate limited partner - on behalf of the
  Unitholders (128,810 Units issued and
  outstanding)                                              9,219       9,064

                                                                      $11,111

                 See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                             STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                         1995           1994
 Revenues:
    Rental income                                      $2,251          $2,254
    Interest and other income                             174             447
       Total revenues                                   2,425           2,701

 Expenses:
    Property operations                                 1,015             988
    Depreciation and amortization                         545             698
    Interest                                              180             192
    Administrative                                        335             323
       Total expenses                                   2,075           2,201

    Net income                                         $  350          $  500

 Net income allocated to general partners (1%)         $    3          $    5
 Net income allocated to limited partners (99%)           347             495

                                                       $  350          $  500

 Net income per Unit of Depositary Receipt:            $ 2.69          $ 3.84


                 See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                                              Unitholders
                                     Units of                   Units of
                                     Depositary    General     Depositary
                                      Receipts     Partners     Receipts      Total
 Original capital contributions        129,266      $     1      $32,317     $32,318

 Partners' capital (deficit) at
   December 31, 1993                   128,856         (153)      13,087      12,934

 Abandonment of units of
   depositary receipts                     (46)          --           --          --

 Net income for the year ended
   December 31, 1994                        --            5          495         500

 Distributions paid                         --           --       (3,720)     (3,720)

 Partners' capital (deficit)
   at December 31, 1994                128,810         (148)       9,862       9,714

 Net income for the year ended
   December 31, 1995                        --            3          347         350

 Distributions paid                         --          (10)        (990)     (1,000)

 Partners' capital (deficit) at
   December 31, 1995                   128,810      $  (155)     $ 9,219     $ 9,064

                 See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                          1995            1994
 Cash flows from operating activities:
    Net income                                          $   350         $   500
    Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation and amortization of
            discounts, loan costs and lease
            commissions                                     559             715
       Change in accounts:
        Restricted tenant security deposits                 (25)             (1)
        Prepaids and other assets                           (45)            (26)
        Accounts payable and accrued
            expenses                                         31            (308)
        Interest payable                                     13              --

            Net cash provided by operating
                activities                                  883             880

 Cash flows from investing activities:
    Property improvements and replacements                 (112)            (69)
    Purchase of securities available for sale            (1,009)         (1,705)
    Proceeds from sale of securities
       available for sale                                 2,713           2,922
    Deposits to restricted escrows                          (21)             --
    Proceeds from sale of real estate                        --           1,500

            Net cash provided by investing
                activities                                1,571           2,648

 Cash flows from financing activities:
    Payments on notes payable                               (51)            (52)
    Partners' distributions                              (1,000)         (3,720)

            Net cash used in financing
                activities                               (1,051)         (3,772)

 Net increase (decrease) in cash                          1,403            (244)

 Cash and cash equivalents at beginning of year             564             808

 Cash and cash equivalents at end of year               $ 1,967         $   564

 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $   147         $   176

                 See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


Note A - Organization and Summary of Significant Accounting Policies

Organization

Johnstown/Consolidated Income Partners (the "Partnership"), a California limited partnership, was formed on January 9, 1986, to acquire and operate commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipts ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' equity (deficit) is herein represented as an interest of the Unitholders. As of December 31, 1995, the Partnership owned one residential and two commercial properties and a one-third undivided interest in another commercial property, all of which are located near major urban areas in the United States.

At the time of the Partnership's formation, CCEC was the sole general partner of the Partnership, and the Corporate Limited Partner was a wholly-owned subsidiary of CCEC. In 1988, Southmark Corporation ("Southmark") gained control of CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As part of its reorganization plan, ConCap Equities, Inc. ("General Partners" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and acquired the stock of the corporate limited partner, replacing CCEC as managing general partner in all 16 partnerships.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining capital stock of GII Realty, Inc.

Note A - Organization and Summary of Significant Accounting Policies (continued)

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina, 29602.

Cash and cash equivalents:

   Unrestricted - Unrestricted cash includes cash on hand, demand deposits, money market funds and U.S. Treasury Bills with original maturities of three months or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

   Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

The Partnership maintains cash restricted for use at its U.S. Housing and Urban Development ("HUD") regulated property in Cash and Cash Equivalents. At December 31, 1995 and 1994, approximately $342,000 and $186,000, respectively, was held for use at the Partnership's HUD property.

Depreciation

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 28 years.

Reclassification

Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Securities Available For Sale

In 1994, the Partnership adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
As the fair values of securities' available for sale ("Securities") approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. The cost of securities sold is determined using the specific identification method.


The Securities mature as follows:

                                    Cost
    Description                 (in thousands)    Maturity
    U.S. Treasury Note            $  447          October 1997


Note A - Organization and Summary of Significant Accounting Policies (continued)

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnerships' cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Rental Income

The Partnership leases its residential property and its commercial mini-warehouses under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Commercial office property leases vary from one to five years. Rental income is recognized on a straight-line basis over the life of the applicable leases.

Deferred Loan Fees

Deferred loan fees are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized deferred fees are included in prepaid expenses and other assets.

Lease Commissions

Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. Unamortized lease commissions are included in prepaid expenses and other assets.


Note A - Organization and Summary of Significant Accounting Policies (continued)

Discounts on Notes Payable

Discounts on notes payable are amortized using the effective interest method over the remaining terms of the related notes. Unamortized discounts are included in notes and interest payable.

Income Taxes

No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The Unitholders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $4.6 million greater than the assets and liabilities as reported in the financial statements.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

Advertising cost of approximately $39,000 and $43,000 in 1995 and 1994, respectively are charged to operating expense as incurred.

Units of Depositary Receipts

Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner, serves as a depositary of certain Units of Depositary Receipts ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partners' capital (deficit) is herein represented as an interest of the Unitholder.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and affiliates of Insignia for the management and administration of all of the partnership activities.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment;
(ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities ("MBS") as of the end of the Partnership quarter immediately preceding the installment payment; and (iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short year period of ownership. These asset management fees are included in compensation to related parties in the following table for the years ended December 31, 1995 and 1994.

The Partnership has paid property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the two years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for three of the Partnership's properties under the same management fee arrangement as the unaffiliated Management Companies. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for all of the Partnership's properties except for Cedar Brooke Apartments. Management of Cedar Brooke was assumed by an Insignia affiliate on February 15, 1995. Fees paid to Insignia and affiliates for the year ended December 31, 1995, and fees paid to PSI and Coventry for the year ended December 31, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                   Years Ended December 31,
                                                    1995              1994
                                                        (in thousands)
    Asset management fee                             $98              $101
    Property management fees                         115                59

Note B - Related Party Transactions (continued)

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the year ended December 31, 1994, received reimbursements as reflected in the following table:

                                                   Years Ended December 31,
                                                    1995              1994
                                                        (in thousands)

    Reimbursement for services of affiliates        $131              $103


During the year ended December 31, 1995, the Partnership paid an affiliate of Insignia approximately $4,000 in leasing commissions. These costs were capitalized and are included in prepaid expenses and other assets.

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

In December 1995, an affiliate of the General Partner, Liquidity Assistance, LLC, purchased 10,062 units from an unaffiliated Limited Partner at a cash price of $61.04 per unit, or approximately $614,000.


Note C - Other Income

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 4,405 shares of Southmark Corporation Redeemable Series A Preferred Stock and 29,585 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $29,000 and $222,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed. During 1995, the Partnership received a liquidating dividend of approximately $79,000 from Southmark, of which approximately $27,000 was credited to the investment in stock account. The remaining stock balance is included in prepaid and other assets at December 31, 1995 at its estimated market value of approximately $3,000.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and securities available for sale totalling approximately $2.5 million at December 31, 1995, exceeded the Partnership's reserve requirement of approximately $1.4 million.


Note E - Distributions

In March of 1995, the General Partner paid distributions attributable to cash flow from operations totalling approximately $495,000 or $3.84 per Unit to the Unitholders along with a corresponding General Partner distribution of approximately $5,000. In September 1995, the General Partner paid distributions attributable to cash flow from operations totalling approximately $495,000 or $3.84 per Unit to the Unitholders along with a corresponding General Partner distribution of approximately $5,000.

In March 1994, the General Partner paid distributions of approximately $2.2 million or $17.27 per Unit to the Unitholders, representing a return of capital from repayment of a note receivable in September 1993. In September 1994, the General Partner paid distributions of approximately $1.5 million or $11.60 per Unit to the Unitholders, representing a return of capital from proceeds of a property sale in March 1994.

Note F - Notes Payable


                      Principal    Monthly                         Principal
                     Balance At    Payment    Stated                Balance
                      December    Including  Interest   Maturity     Due At
 Property               1995      Interest     Rate       Date      Maturity
 (dollar amounts in thousands)

 Cedar Brooke
   1st mortgage        $2,111        $18       7.50%     07/13    $       --
 Less unamortized
   discount              (223)

   Totals              $1,888


(1) The estimated fair value of the Partnerships' debt is approximately $1.9 million. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

The discount is reflected as a reduction of the notes payable and increases the effective rate of the debt to 9.25% for Cedar Brooke Apartments.

Scheduled maturities of principal are as follows:



         Years Ending December 31,             (in thousands)
               1996                                 $     61
               1997                                       65
               1998                                       70
               1999                                       76
               2000                                       82
         thereafter                                 $  1,757

                                                    $  2,111

Note G - Operating Leases

Lessor

Tenants of Phoenix Business Campus are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. A portion of the real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share.

Note G - Operating Leases (continued)

The future minimum rental payments at the Partnership's commercial property to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:

         Years Ending December 31,              (in thousands)
               1996                                $    325
               1997                                     303
               1998                                     170
               1999                                      76
               2000 - Thereafter                         37
                                                   $    911


Note J - Sale of Real Estate

In March 1994, the Partnership sold the Evergreen Heights Office Building for a gross sales price of approximately $1.6 million. The Partnership received net cash proceeds of $1.5 million after payment of related closing costs. As a result of the sale, $665,000 was charged to the allowance for possible losses in the year ended December 31, 1994. No gain or loss was recognized on the sale. The sales transaction is summarized in the following table:

                                                 (in thousands)
         Cash proceeds received                     $1,500
         Cost of sales:
            Net real estate                         $1,578
            Other                                      (78)
                        Total cost of sales         $1,500

Net real estate represents real estate, net of accumulated depreciation and allowance for possible loss.

Note K - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                 (in thousands)
                                                                           Cost
                                                          Buildings     Capitalized
                                                         and Related  (Written down)
                                                           Personal    Subsequent to
 Description               Encumbrances        Land        Property     Acquisition
 Cedar Brooke                    $2,111       $  275       $ 4,040       $  (317)
 Florida #6 Mini-
     Warehouse                       --          325           758            10
 Florida #11 Mini-
     Warehouse                       --          979         1,741            26
 Phoenix Business Campus             --          496         6,148          (857)

         Totals                  $2,111       $2,075       $12,687       $(1,138)


                                                  Gross Amount At Which Carried
                                                          At December 31, 1995
                                                            (in thousands)

                                                   Buildings
                                                  And Related
                                                   Personal                   Accumulated     Date     Depreciable
 Description                          Land         Property        Total      Depreciation  Acquired    Life-Years
 Cedar Brooke
    Independence, Missouri         $   213          $ 3,785        3,998        $2,362       2/27/87       5-19

 Florida #6 Mini-Warehouse
    Lauderhill, FL                     325              768        1,093           204      10/15/90       3-20

 Florida #11 Mini-Warehouse
    Davie, Florida                     979            1,767        2,746           471      10/15/90       5-20

 Phoenix Business Campus
    Atlanta, GA                        379            5,408        5,787         2,383       8/26/86       5-28

          Totals                    $1,896          $11,728      $13,624        $5,420


 Note K - Investment Properties and Accumulated Depreciation (continued)

 Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                        Years Ended December 31,
                                                         1995             1994
 Investment Properties
 Balance at beginning of year                           $15,482         $17,913
    Property improvements                                   112              69
    Allocation of allowance for possible loss            (1,970)             --
    Dispositions through sales                               --          (2,500)

 Balance at End of Year                                 $13,624         $15,482

 Accumulated Depreciation
 Balance at beginning of year                           $ 4,900         $ 4,481
    Additions charged to expense                            520             676
    Accumulated depreciation on real estate sold             --            (257)

 Balance at end of year                                 $ 5,420         $ 4,900

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995, is approximately $14,444,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995, is approximately $5,215,000.

Note L - Abandoned Units of Depositary Receipts

For the year ended December 31, 1994, the number of Units of Depositary Receipts decreased by 46 units, due to Unitholders abandoning their units. In abandoning Units of Depositary Receipts, a Unitholder relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Note M - Subsequent Event

Subsequent to December 31, 1995, the General Partner declared a distribution attributable to cash flow from operation totaling approximately $491,000 or $3.81 per Unit to the Unitholders along with a corresponding General Partner distribution of approximately $5,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


As reported in the Partnership's Form 8-K filed May 10, 1995, as of May 3, 1995, Arthur Andersen L.L.P., the independent accountant previously engaged as the principal accountant to audit the financial statements of the Partnership was dismissed. As of the same date, the firm of Ernst & Young LLP was engaged to provide that service for the Partnership.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1995, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller, Chief
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of CEI since December 1994 and President of the Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities, which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE in September 1993, Mr. Long served as a senior regional accountant with Insignia Management Group, Inc. since December 1991. From January 1991 until December 1991, Mr. Long was associated with the accounting firm of Harshman, Lewis and Associates. From July 1989 until January 1991, Mr. Long was an auditor for the State of Tennessee. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Vice President of CEI since December 1994, Vice President of the MAE subsidiaries since January 1992, and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Secretary of CEI since December 1994, Secretary of the MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary or the MAE subsidiaries since 1992 and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

CEI is the General Partner of the Partnership and 15 other affiliated partnerships as of December 31, 1995.


Item 10.  Executive Compensation

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements," Note B - Related Party Transactions, for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of February, 1996, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                    Number of            Percent
      Name and Address                Units              of total

      Liquidity Assistance LLC        10,062               7.81%
      One Insignia Financial Plaza
      Greenville, SC 29602

      The Units reflected were acquired by Liquidity Assistance LLC from an unaffiliated Unitholder in December 1995 at a price of $61.10 per unit.

      Liquidity Assistance LLC is owned by Insignia.

(b)   Beneficial Owners of Management

      Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of February, 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                       NUMBER OF            PERCENT
      NAME AND ADDRESS                 CEI SHARES           OF TOTAL

      GII Realty, Inc.                 100,000              100%
      One Insignia Financial Plaza
      Greenville, SC 29602

      GII Realty, Inc. is owned by MAE-ICC, Inc. (See Item 1)

Item 12.   Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements," "Note 2 - Related Party Transactions", for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment;
(ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities ("MBS") as of the end of the Partnership quarter immediately preceding the installment payment; and (iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short year period of ownership.

The Partnership has paid property management fees based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the years ended December 31, 1995 and 1994, respectively. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to PSI for advisory services related to day-to-day property operations. Property management fees equal to 4% of Rental Revenues paid by three of the Partnership's properties in 1994 were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of CEI. In late December 1994, management of all of the Partnership's properties except for Cedar Brooke Apartments, was assumed by an affiliate of Insignia. Management of Cedar Brooke was assumed by an Insignia affiliate on February 15, 1995.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Please refer to "Item 7 - Financial Statements," "Note B - Related Party Transactions," for the amounts and items of compensation and fees paid to former affiliates.

Litigation with Former Related Parties

In 1991, the Partnership (and simultaneously each of the Affiliated Partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the Affiliated Partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 4,405 shares of Southmark Corporation Redeemable Series A Preferred Stock and 29,585 shares of Southmark Corporation New Common Stock with an aggregate estimated market value on the date of receipt of approximately $29,000 and $222,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.


Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

       (a)  Exhibits:  See Exhibit Index contained herein.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       (b)  Reports on Form 8-K filed during the fourth quarter of 1995:

            A form 8-K dated October 24, 1995, was filed reporting a change in the ownership of GII Realty, Inc., the sole stockholder of the general partner of the Registrant.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                       By:  CONCAP EQUITIES, INC.
                                            General Partner


                                       By:  /s/Carroll D. Vinson
                                            Carroll D. Vinson
                                            President



                                       By:  /s/Robert D. Long, Jr.
                                            Robert D. Long, Jr.
                                            Controller and Principal
                                            Accounting Officer

                                       Date: March 27, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson                 President                  March 27, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.               Controller and Principal   March 27, 1996
Robert D. Long, Jr.                  Accounting Officer







                               INDEX OF EXHIBITS

           EXHIBIT NO.    DOCUMENT DESCRIPTION

                3 Certificates of Limited Partnership, as amended to date (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1991)

              10.1        Property Management Agreement No. 114
                          dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

              10.2        Property Management Agreement No. 309
                          dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

              10.3 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

              10.4        Assignment and Assumption dated October
                          23, 1990, by and between CCEC and ConCap
                          Management Limited Partnership ("CCMLP")
                          (Incorporated by reference to the Quarterly
                          Report on Form 10-Q for the quarter ended
                          September 30, 1990).

              10.5 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

              10.6 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of
                          Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

              10.7 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

              10.8        Property Management Agreement No. 121
                          dated October 1, 1991, by and between the Partnership, Johnstown/Consolidated Income
                          Partners/2 ("JCIP/2") and CCMLP (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.9        Property Management Agreement No. 122
                          dated October 1, 1991, by and between the Partnership and CCMLP (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.10 Assignment and Assumption Agreement dated October 1, 1991, by and between CCMLP and The Hayman Company (Property Management Agreements No. 121 and 122) (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.11 Assignment and Agreement as to Certain Property Management Services dated October
                          1, 1991, by and between CCMLP and ConCap
                          Capital Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.12 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partner-ship, and JCIP Associates, Ltd. (Incorporated by reference to the Annual Report on Form
                          10-K for the year ended December 31, 1991).

              10.13 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap Inc. (Incorpor-ated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.14 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company (the "Hayman Construction Management Agreement") (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                          1991).

              10.15 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partner-ship, and JCIP Associates, Ltd. (Hayman Con-struction Management Agreement) (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.16 Construction Management Cost Reimbursement Agreement dated October 1, 1991, by and between the Partnership and The Hayman Company (Incor-porated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.17 Construction Management Cost Reimbursement Agreement dated October 1, 1991, by and between the Partnership, Johnstown/Consolidated Income Partners/2 and The Hayman Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.18 Investor Services Agreement dated October 23, 1990 by and between the Partnership and CCEC
                          (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                          1990).

              10.19 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

              10.20 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the
                          Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.21 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                          1990).

              10.22 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorpor-ated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

              10.23 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

              10.24       Property Management Agreement No. 502 dated
                          February 16, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1992).

              10.25       Property Management Agreement No. 516 dated
                          June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

              10.26       Property Management Agreement No. 517 dated
                          June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

              10.27 Assignment and Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

              10.28 Assignment and Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

              10.29 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporate by reference to Form 8-K dated December 8, 1994)

              10.30 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

               11 Statement regarding computations of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial Statements of this Form 10-K).

              16.1 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

              16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995)