Form 10QSB
period 1996-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1996-05-09
CIK 787621

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


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT

                  For the transition period.........to.........

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

                                  BALANCE SHEET

                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
  Cash:
    Unrestricted                                                     $ 1,672
    Restricted - tenant security deposits                                 52
  Investments                                                            447
  Accounts receivable, net of allowance                                   43
  Escrows for taxes and insurance                                         76
  Restricted escrows                                                     125
  Prepaid and other assets                                               217
  Investment properties:
    Land                                                 $ 1,896
    Buildings and related personal property               11,738
                                                          13,634
    Less accumulated depreciation                         (5,547)      8,087

                                                                     $10,719

 Liabilities and Partners' Capital (Deficit)

  Accounts payable                                                   $    13
  Tenant security deposits                                                52
  Accrued taxes                                                           43
  Other liabilities                                                      104
  Notes payable                                                        1,881

 Partners' Capital (Deficit)
  General partner                                        $  (159)
  Corporate limited partner on behalf
    of the Unitholders - (128,810 Units
    issued and outstanding)                                8,785       8,626

                                                                     $10,719

           See Accompanying Notes to Consolidated Financial Statements

b)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended
                                                             March 31,
                                                         1996        1995
 Revenues:
    Rental income                                       $  514      $  542
    Other income                                            45          50
       Total revenues                                      559         592

 Expenses:
    Operating                                              158         189
    General and administrative                              61          83
    Maintenance                                             63          33
    Depreciation                                           127         123
    Interest                                                49          45
    Property taxes                                          44          42
       Total expenses                                      502         515

    Net income                                          $   57      $   77

 Net income allocated to general partner (1%)           $    1      $    1
 Net income allocated to Unitholders (99%)                  56          76

                                                        $   57      $   77
 Net income per Unit of
    Depositary Receipt                                  $  .44      $  .59

           See Accompanying Notes to Consolidated Financial Statements

c)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                                           Unitholders
                                                             Units of
                                    Units of                Depositary
                                   Depositary    General     Receipts
                                    Receipts     Partner     (Note A)     Total
Original capital contributions      129,266      $     1     $ 32,317    $ 32,318

Partners' capital (deficit)
   at December 31, 1995             128,810      $  (155)    $  9,219    $  9,064

Distributions to partners                --           (5)        (490)       (495)

Net income for the three months
   ended March 31, 1996                  --            1           56          57

Partners' capital (deficit) at
   March 31, 1996                   128,810      $  (159)    $  8,785    $  8,626

           See Accompanying Notes to Consolidated Financial Statements

d)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net income                                             $   57         $    77
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                           127             123
       Amortization of lease commissions, discounts
        and loan costs                                         13               4
       Change in accounts:
        Restricted cash                                        --              27
        Accounts receivable, net of allowance                  (9)             --
        Escrows for taxes and insurance                       (38)            (33)
        Prepaids and other assets                              27              22
        Accounts payable                                       (4)              2
        Tenant security deposit liabilities                    --               3
        Accrued taxes                                          43              42
        Other liabilities                                      14              83

            Net cash provided by operating
                activities                                    230             350

 Cash flows from investing activities:
    Property improvements and replacements                    (10)             (3)
    Purchase of investments                                    --            (251)
    Proceeds from sale of investments                          --           1,705
    Deposits to restricted escrows                             (6)             (4)

            Net cash (used in) provided by
                investing activities                          (16)          1,447

 Cash flows from financing activities:
    Payments on notes payable                                 (14)             (9)
    Distributions to partners                                (495)           (500)

            Net cash used in financing
                activities                                   (509)           (509)

 Net (decrease) increase in cash and cash equivalents        (295)          1,288

 Cash and cash equivalents at beginning of period           1,967             564

 Cash and cash equivalents at end of period                $1,672         $ 1,852

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $   40         $    27

           See Accompanying Notes to Consolidated Financial Statements



e)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days are considered to be held-to-maturity securities.

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

Note B - Transactions with Affiliated Parties

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro rated for the short-year period of ownership. These asset management fees are included in compensation to related parties in the table below.

The Partnership has paid property management fees noted below based upon collected gross rental revenues for property management services in each of the three months ended March 31, 1996 and 1995. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnerships' properties except for Cedar Brooke Apartments. Management of Cedar Brooke was assumed by an Insignia affiliate on February 15, 1995. Fees paid to Insignia and affiliates for the three months ended March 31, 1996 and 1995, are presented below. The property management fees are included in operating expenses.

                                                 For the Three Months Ended
                                                           March 31,
                                                   1996                1995
                                                        (in thousands)

 Asset management fee                               $24                 $25
 Property management fees                            30                  27


The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as presented below.

                                                 For the Three Months Ended
                                                           March 31,
                                                    1996               1995
                                                         (in thousands)

 Reimbursement for services of affiliates           $25                 $39

Note B - Transactions with Affiliated Parties (continued)

In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and investments totalling approximately $2.2 million at March 31, 1996, exceeded the Partnership's reserve requirement of approximately $1.4 million.

Note D - Distributions

In March of 1995, the Partnership paid distributions attributable to cash flow from operations of approximately $500,000. In March of 1996, the Partnership paid distributions attributable to cash flow from operations of approximately $495,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex, two commercial properties and a one-third (1/3) undivided interest in the Florida #6 Mini-Warehouse property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                            Average Occupancy
                                            1996         1995

      Cedar Brooke Apartments                99%           99%
       Independence, Missouri

      Florida #6 Mini-Warehouse              91%           94%
       Lauderhill, Florida

      Florida #1l Mini-Warehouse             93%           97%
       Davie, Florida

      Phoenix Business Campus                58%           56%
       College Park, Georgia

The decrease in occupancy at the Florida #6 Mini-Warehouse and the Florida #11 Mini-Warehouse is due to increased competition from similar facilities in the area. The vacancy left by a large tenant who moved out during the first quarter of 1995 continues to negatively impact the 1996 occupancy of the Phoenix Business Center. New tenants are being actively recruited in efforts to re-lease this vacant space.

The Partnership realized net income of approximately $57,000 for the three months ended March 31, 1996, compared to net income of approximately $77,000 for the three months ended March 31, 1995. The decrease in net income is primarily due to the decrease in rental income discussed below.

The decrease in rental income primarily results from the loss of the large tenant at the Phoenix Business Center noted above. The loss did not negatively impact the Partnership's revenues until after the first quarter of 1995 due to the tenant paying rental payments through April 1995. Property operating expenses decreased as a result of reduced concessions and utility costs during the first quarter of 1996. General and administrative expenses decreased due to reduced expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition in 1995.
These expense reductions were partially offset by an increase in maintenance expenses due primarily to exterior painting at the Florida #11 Mini-Warehouse.

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

At March 31, 1996, the Partnership held cash and cash equivalents of approximately $1,672,000 compared to approximately $1,852,000 at March 31, 1995. Net cash flows from operating activities decreased primarily due to reduced revenues as noted above, an increase in interest payments and higher maintenance expenses. Net cash flows from investing activities decreased primarily as a result of no sales of investments during the three months ended March 31, 1996, compared to net sales activity of approximately $1.5 million for the three months ended March 31, 1995. The reduced volume of investment activity was due to the Partnership investing primarily in short-term cash equivalents rather than longer term investments. Net cash flows used in financing activities were comparable for 1996 and 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $1,881,000, net of discount, matures in 2013, at which time the related property will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is exploring the possibility of selling the Florida #6 Mini-Warehouse. Currently, disposition is not considered imminent. Additionally, other investing parties are involved who must be consulted before such a transaction can be consummated. During the three months ended March 31, 1996, cash distributions of approximately $495,000 were paid compared to cash distributions of approximately $500,000 during the three months ended March 31, 1995.



                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

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



           JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

           By: CONCAP EQUITIES, INC.
               General Partner



           By:   /s/ Carroll D. Vinson
                 Carroll D. Vinson
                 President




           By:   /s/ Robert D. Long, Jr.
                 Robert D. Long, Jr.
                 Vice President/CAO



           Date: May 26, 1995