Form 10QSB
period 1996-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1996-08-07
CIK 787621

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996


 Assets
  Cash and cash equivalents:
    Unrestricted                                                     $ 1,811
    Restricted - tenant security deposits                                 53
  Investments                                                            447
  Accounts receivable, net of allowance                                   20
  Escrows for taxes and insurance                                        110
  Restricted escrows                                                     130
  Prepaid and other assets                                               225
  Investment properties:
    Land                                                 $ 1,896
    Buildings and related personal property               11,755
                                                          13,651

    Less accumulated depreciation                         (5,674)      7,977
                                                                     $10,773


 Liabilities and Partners' Capital (Deficit)

  Accounts payable                                                   $    23
  Tenant security deposits                                                53
  Accrued taxes                                                           84
  Other liabilities                                                      107
  Mortgage notes payable                                               1,870

 Partners' Capital (Deficit)
  General partner                                        $  (159)
  Corporate limited partner on behalf
    of the Unitholders - (128,810 Units
    issued and outstanding)                                8,795       8,636
                                                                     $10,773

                 See Accompanying Notes to Financial Statements

b)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                     1996        1995           1996        1995
 Revenues:
    Rental income                   $  504      $  504          $1,018     $1,046
    Other income                        43         145              88        195
       Total revenues                  547         649           1,106      1,241
 Expenses:
    Operating                          163         150             321        340
    General and administrative          92         112             153        195
    Maintenance                         66          46             129         79
    Depreciation                       128         143             255        266
    Interest                            46          44              95         88
    Property taxes                      42          42              86         84
       Total expenses                  537         537           1,039      1,052

    Net income                      $   10      $  112          $   67     $  189

 Net income allocated to
    general partner (1%)            $   --      $    1          $    1     $    2
 Net income allocated to
    Unitholders (99%)                   10         111              66        187
                                    $   10      $  112          $   67     $  189
 Net income per Unit of
 Depositary Receipt                 $  .08      $  .86          $  .51     $ 1.45

                 See Accompanying Notes to Financial Statements

c)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                Unitholders
                                                                  Units of
                                          Units of               Depositary
                                         Depositary   General     Receipts
                                          Receipts    Partner     (Note A)      Total
Original capital contributions            129,266     $     1     $ 32,317    $ 32,318

Partners' capital (deficit)
   at December 31, 1995                   128,810     $  (155)    $  9,219    $  9,064

Distributions to partners                      --          (5)        (490)       (495)

Net income for the six months
   ended June 30, 1996                         --           1           66          67
Partners' capital (deficit) at
   June 30, 1996                          128,810     $  (159)    $  8,795    $  8,636

                      See Accompanying Notes to Financial Statements


d)                        JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (in thousands)



                                                              Six Months Ended
                                                                   June 30,
                                                            1996            1995
 Cash flows from operating activities:
    Net income                                            $    67         $   189
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                           255             266
       Amortization of lease commissions, discounts
        and loan costs                                         24              20
       Change in accounts:
        Restricted cash                                        (1)             (1)
        Accounts receivable, net of allowance                  14               8
        Escrows for taxes and insurance                       (73)            (52)
        Prepaids and other assets                              12              36
        Accounts payable                                        7              (9)
        Tenant security deposit liabilities                     1               7
        Accrued taxes                                          84              84
        Other liabilities                                      18              60

            Net cash provided by operating
                activities                                    408             608

 Cash flows from investing activities:
    Property improvements and replacements                    (27)            (66)
    Purchase of investments                                    --          (1,009)
    Proceeds from sale of investments                          --           2,460
    Deposits to restricted escrows                            (12)            (10)

            Net cash (used in) provided by
                investing activities                          (39)          1,375


 Cash flows from financing activities:
    Payments on notes payable                                 (30)            (23)
    Distributions to partners                                (495)           (500)

            Net cash used in financing
                activities                                   (525)           (523)

 Net (decrease) increase in cash and cash equivalents        (156)          1,460

 Cash and cash equivalents at beginning of period           1,967             564

 Cash and cash equivalents at end of period               $ 1,811         $ 2,024

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $    79         $    67

                      See Accompanying Notes to Financial Statements

e)                        JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners, (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

Note B - Transactions with Affiliated Parties

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of $49,000 and $50,000 were paid to the General Partner and affiliates for the six months ended June 30, 1996 and 1995, respectively, and are included in general and administrative expenses.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the six months ended June 30, 1996 and 1995. In late December 1994, an affiliate of the General Partner assumed day-to-day property management responsibilities for all of the Partnerships' properties except Cedar Brooke Apartments. Management of Cedar Brooke was assumed by an affiliate of the General Partner on February 15, 1995. Property management fees of $60,000 and $53,000 were paid to an affiliate of the General Partner for the six months ended June 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of $59,000 and $91,000 were paid to the General Partner and affiliates for the six months ended June 30, 1996 and 1995, respectively.

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

Note C - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and investments totalling $2,311,000 at June 30, 1996, exceeded the Partnership's reserve requirement of $1,385,000.

Note D - Distributions

For the six months ended June 30, 1995, the Partnership paid distributions attributable to cash flow from operations of $500,000. For the six months ended June 30, 1996, the Partnership paid distributions attributable to cash flow from operations of $495,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex, two commercial properties and a one-third (1/3) undivided interest in the Florida #6 Mini-Warehouse property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                        Average Occupancy

                                                        1996         1995

    Cedar Brooke Apartments                             99%           98%
      Independence, Missouri

    Florida #6 Mini-Warehouse                           92%           92%
      Lauderhill, Florida

    Florida #1l Mini-Warehouse                          94%           95%
      Davie, Florida

    Phoenix Business Campus                             58%           57%
      College Park, Georgia



The vacancy created by a large tenant moving out during the first quarter of 1995 continues to negatively impact the 1996 occupancy of the Phoenix Business Center. New tenants are being actively recruited in efforts to lease this vacant space.

The Partnership realized net income of $10,000 and $67,000 for the three and six months ended June 30, 1996, respectively, compared to net income of $112,000 and $189,000 for the three and six months ended June 30, 1995, respectively. The decrease in net income is primarily due to a decrease in other income and increased maintenance costs as discussed below.

The decrease in other income resulted from the Partnership receiving no dividends on its investment in Southmark Preferred Stock during 1996. General and administrative expenses decreased due to reduced expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition in 1995. This expense reduction was partially offset by an increase in maintenance expenses due to exterior painting at the Florida #11 Mini-Warehouse and exterior building improvements made at the Cedar Brooke Apartments in efforts to increase the curb appeal of the Partnership's properties.

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

At June 30, 1996, the Partnership held cash of $1,811,000 compared to $2,024,000 at June 30, 1995. Net cash provided by operating activities decreased due to reduced rental and other income as noted above, an increase in interest payments and higher maintenance expenses. Net cash used by investing activities increased primarily as a result of the Partnership investing primarily in shorter term cash equivalents during 1996 rather than longer term securities.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,870,000, net of discount, matures in 2013, at which time the related property will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is exploring the possibility of selling the Florida #6 Mini-Warehouse. During the six months ended June 30, 1996, cash distributions of $495,000 were paid to the partners compared to cash distributions of $500,000 during the six months ended June 30, 1995.



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



                              JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                              By:   CONCAP EQUITIES, INC.
                                    General Partner



                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President




                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President/CAO



                              Date:  August 7, 1996