Form 10QSB
period 1996-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1996-11-04
CIK 787621

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996

Assets
 Cash and cash equivalents:
   Unrestricted                                                          $ 1,429
   Restricted - tenant security deposits                                      54
 Investments                                                                 447
 Accounts receivable, net of allowance                                        54
 Escrows for taxes and insurance                                             149
 Restricted escrows                                                          136
 Other assets                                                                243
 Investment properties:
   Land                                               $ 1,896
   Buildings and related personal property             11,768
                                                       13,664
   Less accumulated depreciation                       (5,803)             7,861

                                                                         $10,373

Liabilities and Partners' Capital (Deficit)

 Accounts payable                                                        $     6
 Tenant security deposits                                                     61
 Accrued taxes                                                               124
 Other liabilities                                                           131
 Mortgage notes payable                                                    1,856

Partners' Capital (Deficit)
 General partner                                      $  (164)
 Corporate limited partner on behalf
   of the Unitholders - (128,810 Units                  8,359              8,195
   issued and outstanding)
                                                                         $10,373
                 See Accompanying Notes to Financial Statements

b)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                     Three Months Ended         Nine Months Ended
                                       September 30,               September 30,
                                      1996       1995           1996         1995
Revenues:
  Rental income                     $  529     $  539         $1,547        $1,585
  Other income                          41         60            129           255
     Total revenues                    570        599          1,676         1,840
Expenses:
  Operating                            166        171            487           511
  General and administrative            70         71            223           266
  Maintenance                           59         68            188           147
  Depreciation                         128        117            383           383
  Interest                              44         46            139           134
  Property taxes                        39         36            125           120
     Total expenses                    506        509          1,545         1,561

  Net income                        $   64     $   90         $  131        $  279

Net income allocated to
  general partner (1%)              $   --     $    1         $    1        $    3

Net income allocated to
  Unitholders (99%)                     64         89            130           276
                                    $   64     $   90         $  131        $  279
Net income per Unit of
Depositary Receipt                  $  .50     $  .69         $ 1.01        $ 2.14

                 See Accompanying Notes to Financial Statements

c)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                                             Unitholders
                                                               Units of
                                     Units of                 Depositary
                                     Depositary   General      Receipts
                                     Receipts     Partner      (Note A)      Total
Original capital contributions       129,266      $     1      $ 32,317    $ 32,318

Partners' capital (deficit)
  at December 31, 1995               128,810      $  (155)     $  9,219    $  9,064

Distributions to partners                 --          (10)        (990)      (1,000)

Net income for the nine months
  ended September 30, 1996                --            1          130          131

Partners' capital (deficit) at
  September 30, 1996                 128,810      $  (164)     $ 8,359     $  8,195

                 See Accompanying Notes to Financial Statements

d)                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1996          1995
Cash flows from operating activities:
  Net income                                             $   131        $   279
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                             383            383
    Amortization of lease commissions, discounts              32             30
    Change in accounts:
      Restricted cash                                         (2)            (3)
      Accounts receivable, net of allowance                  (20)            13
      Escrows for taxes and insurance                       (112)           (89)
      Other assets                                           (12)           (32)
      Accounts payable                                       (11)             8
      Tenant security deposit liabilities                      9              8
      Accrued taxes                                          124            121
      Other liabilities                                       41             72

         Net cash provided by operating
            activities                                       563            790

Cash flows from investing activities:
  Property improvements and replacements                     (39)           (78)
  Purchase of investments                                     --         (1,009)
  Proceeds from sale of investments                           --          2,713
  Deposits to restricted escrows                             (17)           (16)

         Net cash (used in) provided by
            investing activities                             (56)         1,610

Cash flows from financing activities:
  Payments on notes payable                                  (45)           (37)
  Distributions to partners                               (1,000)        (1,000)

         Net cash used in financing
            activities                                    (1,045)        (1,037)

Net (decrease) increase in cash and cash equivalents        (538)         1,363

Cash and cash equivalents at beginning of period           1,967            564

Cash and cash equivalents at end of period               $ 1,429        $ 1,927

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   118        $   107


                 See Accompanying Notes to Financial Statements

e)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners, (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $73,000 and $74,000 were paid to the General Partner and affiliates for each of the nine months ended September 30, 1996 and 1995, respectively, and are included in general and administrative expenses.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the nine months ended September 30, 1996 and 1995. In late December 1994, an affiliate of the General Partner assumed day-to-day property management responsibilities for all of the Partnerships' properties except Cedar Brooke Apartments. Management of Cedar Brooke was assumed by an affiliate of the General Partner on February 15, 1995. Property management fees of approximately $90,000 and $85,000 were paid to an affiliate of the General Partner for each of the nine months ended September 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $93,000 and $106,000 were paid to the General Partner and affiliates for each of the nine months ended September 30, 1996 and 1995, respectively.

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

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and investments totalling approximately $1,930,000 at September 30, 1996, exceeded the Partnership's reserve requirement of approximately $1,385,000.

NOTE D - DISTRIBUTIONS

For each of the nine months ended September 30, 1996 and 1995, the Partnership declared and paid distributions attributable to cash flow from operations of approximately $1,000,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex, two commercial properties and a one-third (1/3) undivided interest in the Florida #6 Mini-Warehouse property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                          Average Occupancy
                                          1996         1995

   Cedar Brooke Apartments                 99%          99%
     Independence, Missouri

   Florida #6 Mini-Warehouse               92%          91%
     Lauderhill, Florida

   Florida #1l Mini-Warehouse              95%          96%
     Davie, Florida

   Phoenix Business Campus                 58%          57%
     College Park, Georgia


The vacancy created by a large tenant moving out during the first quarter of 1995 continues to negatively impact the 1996 occupancy of the Phoenix Business Center. Subsequent to September 30, 1996, a lease was executed for a new tenant, who will occupy 14% of the total square footage at Phoenix Business Center, and new tenants are being actively recruited in efforts to lease the remaining vacant space.

The Partnership realized net income of approximately $64,000 and $131,000 for the three and nine months ended September 30, 1996, respectively, compared to net income of approximately $90,000 and $279,000 for the three and nine months ended September 30, 1995, respectively. The decrease in net income is primarily due to decreased other income and increased maintenance costs as discussed below.

The decrease in other income resulted from the Partnership receiving no dividends on its investment in Southmark Preferred Stock during 1996. General and administrative expenses decreased due to reduced expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition in 1995. This expense decrease was partially offset by an increase in maintenance expenses due to exterior painting at the Florida #11 Mini-Warehouse and exterior building improvements made at the Cedar Brooke Apartments in efforts to increase the curb appeal of the Partnership's properties.

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

At September 30, 1996, the Partnership held cash of $1,429,000 compared to $1,927,000 at September 30, 1995. Net cash provided by operating activities decreased due to reduced rental and other income, an increase in interest payments and higher maintenance expenses. Net cash used by investing activities increased as a result of the Partnership investing primarily in shorter term cash equivalents during 1996 rather than longer term securities.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,856,000, net of discount, matures in 2013, at which time the related property will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is exploring the possibility of selling the Florida #6 Mini-Warehouse. During each of the nine months ended September 30, 1996 and 1995, cash distributions of $1,000,000 were paid to the partners.


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



                        Date:  November 4, 1996















                               17