Form 10KSB
period 1996-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1997-03-24
CIK 787621

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)
                 (As last amended by 34-31905, eff. 4/26/93)

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

                         Units of Depositary Receipt
                               (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $2,260,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                                       PART I

ITEM 1.BUSINESS


Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. On June 20, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-2637) and commenced a public offering for sale of $150 million of Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered the Units under the Securities Exchange Act of 1934 (File No. 0-16010). The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32.3 million to the Partnership. The Partnership has retired a total of 456 Units which were returned to the Partnership by Unitholders. The Partnership gave no consideration for the Units retired. The Partnership may reacquire or retire any Units, at its absolute discretion, but is under no obligation to do so.

By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four (4) properties, five (5) mortgage loans, and approximately $1.6 million in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602. The General Partner and the Corporate Limited Partner shall together be called the "Partners."

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed for the benefit of its
Unitholders: (i) to acquire, own and operate existing income-producing properties and newly constructed properties with income-producing capabilities including office buildings, industrial properties, shopping centers, mobile home parks and residential properties; (ii) to invest in mortgage loans originated or purchased by the Partnership; and (iii) to invest in MBS's. As of December 31, 1996, the Partnership owned three (3) properties and a one-third (1/3) undivided interest in another property. In years previous to 1996, the Partnership liquidated its investments in MBSs, sold two (2) properties (accepting a note on one of the sales), received payment on two (2) of the mortgage loans, completed a judicial foreclosure on three (3) properties which secured three (3) mortgage loans, and disposed of one (1) property which was foreclosed upon by the lender.

As of December 31, 1996, the Partnership's working capital reserves are in excess of the 5% of Net Invested Capital (as defined in the Partnership Agreement) as required by the Partnership Agreement. See "Item 6 - Management's Discussion and Analysis" for discussion of Partnership liquidity and capital resources.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the markets in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12".

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.


ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired four (4) properties and funded five (5) loans. At December 31, 1996, the Partnership owns three (3) properties and a one-third (1/3) undivided interest in another property. The following table sets forth the properties held by the Partnership. Additional information about the properties is found in "Item 7 - Financial Statements", "Note K - Investment Properties and Accumulated Depreciation."

                                   Date of
Property                           Purchase    Type of Ownership           Use
Cedar Brooke                       02/27/87    Fee ownership subject    Apartment
  Independence, Missouri                       to first mortgage        158 units

Florida #6 Mini-Warehouse          10/15/90    Fee ownership            Storage Cente
  Lauderhill, Florida                                                   61,121 sq.ft.

Florida #11 Mini-Warehouse         10/15/90    Fee ownership            Storage Cente
  Davie, Florida                                                        64,240 sq.ft.

Phoenix Business Campus            08/26/86    Fee ownership            Office Buildi
  Atlanta, Georgia                                                      79,196 sq.ft.


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                          Gross
                        Carrying     Accumulated                             Federal
Property                  Value      Depreciation       Rate       Method   Tax Basis
Cedar Brooke             $ 4,044        $2,528      5-19 years      S/L     $ 2,630
Florida #11 Mini-
 Warehouse                 2,749           563      5-20 years      S/L       2,409
Phoenix Business
 Campus                    5,890         2,600      5-28 years      S/L       2,783

       Totals            $12,683        $5,691                              $ 7,822


Also, the Partnership's one-third interest in the Florida #6 Mini-Warehouse has been classified as investment property held for sale. At December 31, 1996, the Partnership's net carrying value of the property is approximately $850,000 and a Federal tax basis of approximately $946,000. Johnstown/Consolidated Income
Partners/2, an affiliated Partnership, owns the remaining two-thirds interest in the property.

See "Note A" of the Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                               Principal                              Principal
                              Balance At                               Balance
                             December 31,    Interest    Maturity      Due At
Property                         1996          Rate        Date       Maturity

Cedar Brooke                    $ 2,325       7.33%       11/03        $ 2,325
 1st mortgage


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                        Average Annual               Average
                                         Rental Rates               Occupancy
Property                          1996               1995         1996     1995

Cedar Brooke              $ 5,461/per unit   $ 5,231/per unit      98%      99%
Florida #6 Mini-Warehouse  10.88/per sq. ft.  10.44/per sq. ft.    91%      90%
Florida #11 Mini-Warehouse 10.99/per sq. ft.  10.27/per sq. ft.    96%      96%
Phoenix Business Campus     7.52/per sq. ft.   8.76/per sq. ft.    62%      58%


The increase in average rental rates at Cedar Brooke and the Florida #6 and #11
Mini-Warehouses is due to higher rental rates being charged at the properties.
The decrease in the average rental rate at Phoenix Business Center is due to the lower rental income in 1996 resulting from the continued negative impact on vacancy created by the move out of a large tenant during the first quarter of 1995. The increase in average occupancy at the Phoenix Business Campus is due to a new tenant who moved in in the fourth quarter, occupying 14% of the total square footage.

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

The following is a schedule of lease expirations for the years 1997-2006 (dollar amounts in thousands):


                            Number of                                % of Gross
                           Expirations  Square Feet   Annual Rent   Annual Rent
Phoenix Business Campus
1997                            1          3,990        $ 28            6.94%
1998                            2         25,776         177           43.28%
1999                            1          5,170          41           10.14%
2000                            2          6,858          66           16.08%
2001                            1         11,092          96           23.56%
2002-2006                       0             --          --             --

The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for each property:

                                              Square
                              Nature of      Footage   Annual Rent/    Lease
                              Business        Leased   Square Foot   Expiration
Phoenix Business Campus
                          Computer software   17,342     $6.50        1-31-98
                          Airline services     8,434     $7.57       10-31-98
                          Mortgage lender     11,092     $8.67        9-30-01


SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):

                                         1996            1996
                                        Billing          Rate

  Cedar Brooke                            $43            6.1%
  Florida #6 Mini-Warehouse (a)            26            2.4%
  Florida #11 Mini-Warehouse               65            2.6%
  Phoenix Business Campus                  28            3.8%

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1996, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF DEPOSITARY RECEIPT AND RELATED
        SECURITY HOLDER MATTERS


(A) No established public trading market for the Units exists nor is one expected to develop.

(B)     Title of Class:                        Number of Unitholders of Record:

        Units of Depositary Receipt            2,660 as of December 31, 1996

(C) In March 1996, the General Partner paid distributions attributable to cash flow from operations totalling approximately $490,000 or $3.81 per Unit to the Unitholders, and a corresponding $5,000 General Partner distribution. In September 1996, the General Partner paid distributions attributable to cash flow from operations totalling approximately
       $500,000 or $3.88 per Unit to the Unitholders, and a corresponding $5,000 distribution to the General Partner. Cumulative distributions to Unitholders since the inception of the Partnership totaled approximately
       $12.2 million at December 31, 1996.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership realized a net loss of approximately $109,000 for the year ended
December 31, 1996, compared to net income of approximately $350,000 for the year ended December 31, 1995. The decrease in net income is primarily due to a $123,000 decrease in other income, increased maintenance expense and the $231,000 loss realized on the refinancing of the debt secured by the Cedar
Brooke Apartments in 1996, partially offset by decreased administrative expenses.

The decrease in other income resulted from the Partnership receiving no dividends on its investment in Southmark Preferred Stock during 1996.
Maintenance expense increased due to expenditures for exterior painting at the Florida #11 Mini-Warehouse and exterior building improvements made at the Cedar
Brooke Apartments in efforts to increase the curb appeal of the Partnership's properties. The maintenance expense increase was partially offset by the decrease in general and administrative expenses resulting from the elimination of expense reimbursements related to efforts of the Dallas partnership administration staff during the management transition in 1995.

In November of 1996, the Partnership refinanced the mortgage note of approximately $2,061,000, secured by the Cedar Brooke Apartments. Accordingly, this debt is no longer regulated by the U.S. Department of Housing and Urban
Development. The new mortgage indebtedness of $2,325,000 requires monthly interest only payments at a stated rate of 7.33% with a balloon payment due at maturity. A loss on refinancing of approximately $231,000 was realized in 1996.
This loss resulted from the write-off of unamortized mortgage discounts and loan costs.

Included in maintenance expenses is approximately $69,000 of major repairs and maintenance comprised primarily of exterior painting and exterior building improvements for the year ended December 31, 1996.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership held unrestricted cash and cash equivalents of approximately $1,583,000 compared to approximately $1,967,000 at December 31, 1995. Net cash provided by operating activities decreased slightly due primarily to reduced rental and other income, an increase in interest payments and higher maintenance expenses. Net cash provided by investing activities decreased as a result of the Partnership investing primarily in shorter term cash equivalents during 1996, rather than longer term securities and due to the establishment of a restricted capital escrow in conjunction with the refinancing of the mortgage indebtedness secured by the Cedar Brooke
Apartments (see "Note E" on the Notes to the Financial Statements in "Item 7").
Net cash used in financing activities decreased as a result of the refinancing of Cedar Brooke in 1996.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and investments totalling approximately $2,083,000 at December 31, 1996, exceeded the Partnership's reserve requirement of approximately $1,385,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,325,000, matures in 2003, at which time the debt will either be refinanced or the property sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize return to the Unitholders, the Partnership is under negotiations to sell its one-third interest in the Florida
#6 Mini-Warehouse. Currently, the property disposition is not considered imminent. Cash distributions of approximately $1 million were paid during each of the years ended December 31, 1996 and 1995.

ITEM 7.  FINANCIAL STATEMENTS


JONHSTOWN/CONSOLIDATED INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

    Report of Independent Auditors

    Balance Sheet B December 31, 1996

    Statements of Operations - Years ended December 31, 1996
    and 1995

    Statements of Changes in Partners' Capital (Deficit) - Years ended December
    31, 1996 and 1995

    Statements of Cash Flows - Years ended December 31, 1996 and 1995

    Notes to Financial Statements





                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income
Partners as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income
Partners as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
January 30, 1997


                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                BALANCE SHEET
                       (in thousands, except unit data)

                              December 31, 1996


Assets
 Cash and cash equivalents:
   Unrestricted                                                          $ 1,583
   Restricted - tenant security deposits                                      53
 Investments                                                                 447
 Accounts receivable, net of allowance                                        28
 Escrows for taxes and insurance                                             308
 Restricted escrows                                                           67
 Other assets                                                                246
 Investment property held for sale                                           850
 Investment properties:
   Land                                               $ 1,571
   Buildings and related personal property             11,112
                                                       12,683
   Less accumulated depreciation                       (5,691)             6,992

                                                                         $10,574

Liabilities and Partners' Capital (Deficit)

 Accounts payable                                                        $   104
 Tenant security deposits                                                     61
 Accrued taxes                                                                47
 Other liabilities                                                            82
 Mortgage notes payable                                                    2,325

Partners' Capital (Deficit)
 General partner                                      $  (166)
 Corporate limited partner on behalf
   of the Unitholders - (128,810 Units                  8,121              7,955
   issued and outstanding)
                                                                         $10,574
                 See Accompanying Notes to Financial Statements


                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                           STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)

                                                     Years Ended December 31,
                                                       1996             1995

Revenues:
  Rental income                                      $2,093           $2,172
  Other income                                          167              290
     Total revenues                                   2,260            2,462

Expenses:
  Operating                                             725              722
  General and administrative                            293              335
  Maintenance                                           252              196
  Depreciation                                          514              519
  Interest                                              191              180
  Property taxes                                        163              160
     Total expenses                                   2,138            2,112

Income before extraordinary item                        122              350
Extraordinary loss on early
  extinguishments of debt                              (231)              --

Net (loss) income                                    $ (109)          $  350

Net (loss) income allocated to general
 partner (1%)                                        $   (1)          $    3
Net (loss) income allocated to limited
 partners (99%)                                        (108)             347

                                                     $ (109)          $  350

Per Unit of Depositary Receipt:
  Income before extraordinary item                      .95             2.69
  Extraordinary loss on early
    extinguishments of debt                           (1.79)              --

Net (loss) income per Unit of Depositary Receipt:    $ (.84)          $ 2.69

                 See Accompanying Notes to Financial Statements


                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                      (in thousands, except unit data)

                                                         Unitholders
                                  Units of                 Units of
                                 Depositary  General      Depositary
                                   Receipt   Partner        Receipt       Total

Original capital contributions     129,266   $     1        $32,317     $32,318

Partners' capital (deficit) at
 December 31, 1994                 128,810      (148)         9,862       9,714

Distributions paid                      --       (10)          (990)     (1,000)

Net income for the year ended
 December 31, 1995                      --         3            347         350

Partners' capital (deficit)
 at December 31, 1995              128,810      (155)         9,219       9,064

Distributions paid                      --       (10)          (990)     (1,000)

Net loss for the year ended
 December 31, 1996                      --        (1)          (108)       (109)

Partners' capital (deficit) at
 December 31, 1996                 128,810   $  (166)       $ 8,121     $ 7,955

                See Accompanying Notes to Financial Statements


                      JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                 STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                     Years Ended December 31,
                                                        1996            1995
Cash flows from operating activities:
  Net (loss) income                                   $  (109)        $   350
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                          514             519
    Amortization of lease commissions,
      loan costs and mortgage discounts                    43              39
    Loss on  refinancing                                  231              --
    Bad debt expense                                       96              20
    Change in accounts:
      Restricted cash                                      (1)            (25)
      Accounts receivable                                 (91)            (21)
      Escrows for taxes and insurance                     (29)             (3)
      Other assets                                         43             (41)
      Accounts payable                                     88             (13)
      Tenant security deposit liabilities                   9               8
      Accrued taxes                                        47              --
      Other liabilities                                    (8)             50

         Net cash provided by operating
            activities                                    833             883

Cash flows from investing activities:
  Property improvements and replacements                 (152)           (112)
  Purchase of investments                                  --          (1,009)
  Proceeds from sale of investments                        --           2,713
  Deposits to restricted escrows                         (327)            (21)
  Receipts from restricted escrows                        138              --

         Net cash (used in) provided by
            investing activities                         (341)          1,571

Cash flows from financing activities:
  Payments on mortgage notes payable                      (50)            (51)
  Repayment of mortgage notes payable                  (2,061)             --
  Proceeds from long-term borrowings                    2,325              --
  Loan costs paid                                         (90)             --
  Distributions to partners                            (1,000)         (1,000)

         Net cash used in financing
            activities                                   (876)         (1,051)

Net (decrease) increase in cash and
  cash equivalents                                       (384)          1,403

Cash and cash equivalents at beginning of period        1,967             564

Cash and cash equivalents at end of period            $ 1,583         $ 1,967

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $   164         $   147

                 See Accompanying Notes to Financial Statements


                      JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                           NOTES TO FINANCIAL STATEMENTS

                                 December 31, 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to acquire and operate commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' capital (deficit) is herein represented as an interest of the Unitholders. As of December 31, 1996, the Partnership owned one residential and two commercial properties and a one-third undivided interest in another commercial property, all of which are located near major urban areas in the United States.

At the time of the Partnership's formation, CCEC was the sole general partner of the Partnership, and the Corporate Limited Partner was a wholly-owned subsidiary of CCEC. In 1988, Southmark Corporation ("Southmark") gained control of CCEC.
In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As part of its reorganization plan, ConCap Equities, Inc. ("General Partners" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and acquired the stock of the corporate limited partner, replacing CCEC as managing general partner in all 16 partnerships. All of CEI's outstanding stock is owned by GII Realty, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia").

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, an affiliate of Insignia, acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina, 29602.

Cash and cash equivalents:

   Unrestricted - Unrestricted cash includes cash on hand and in banks, demand deposits, money market funds and certificates of deposit with original maturities of 90 days or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

Effective December 31, 1996, the Florida #6 Mini-Warehouse was classified as held for sale and no additional depreciation expense will be recorded during the period the assets are held for sale.

Reclassifications

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

The Partnership accounts for its investments in accordance with "Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities." Investments, consisting primarily of U.S. Treasury notes with original maturities more than ninety days, are considered to be held-to-maturity securities. As the Investments' fair value approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. The cost of Investments sold is determined using the specific identification method.

The Investments mature as follows (dollar amounts in thousands):


Description                        Cost       Maturity

U.S. Treasury Note               $  447       October 1997


Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnerships' cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Investment Property Held for Sale

In accordance with "FASB Statement No. 121" at December 31, 1996, the Partnership has classified the Florida #6 Mini-Warehouses as an investment property held for sale. The property has been recorded at the lower of its carrying amount or its fair value less costs to sell. For the year ended December 31, 1996 and 1995, the property realized total net income of approximately $91,000 and $76,000, respectively.

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

Deferred Loan Fees

Deferred loan fees are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized deferred fees are included in other assets.

Lease Commissions

Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. Unamortized lease commissions are included in other assets.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $39,000 for the years ended December 31, 1996 and 1995.

Units of Depositary Receipts

Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner, serves as a depositary of certain Units of Depositary Receipt ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partners' capital (deficit) is herein represented as an interest of the Unitholder.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and affiliates of Insignia for the management and administration of all of the Partnership activities, as provided for in the Partnership agreement.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $98,000 were paid to the General Partner and affiliates for each of the years ended December 31, 1996 and 1995, respectively, and are included in general and administrative expenses.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 1996 and 1995. Property management fees of approximately $95,000 and $115,000 were paid to an affiliate of the General Partner for each of the years ended December 31, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $135,000 and $136,000 were paid to the General Partner and affiliates for each of the years ended December 31, 1996 and 1995, respectively. Reimbursements of costs are classified as general and administrative expenses. Included in these amounts are approximately $6,000 and $4,000 of leasing commissions for 1996 and 1995, respectively, that were paid to an affiliate of Insignia. Leasing commissions are capitalized and included in other assets.

In addition, during 1996, the Partnership paid approximately $12,000 to affiliates of the General Partner for reimbursement of services related to the Cedar Brooke loan refinancing (see "Note E"). These charges have been capitalized as loan costs and will be amortized over the life of the loan.

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


NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and investments totalling approximately $2,083,000 at December 31, 1996, exceeded the Partnership's reserve requirement of approximately $1,385,000.

NOTE D - DISTRIBUTIONS

In March 1996, the General Partner paid distributions attributable to cash flow from operations of approximately $490,000 or $3.81 per Unit to the Unitholders along with a corresponding General Partner distribution of $5,000. In September 1996, the General Partner paid distributions of approximately $500,000 or $3.88 per Unit to the Unitholders, along with a corresponding General Partner distribution of approximately $5,000.

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


NOTE E - REFINANCING

In November of 1996 the Partnership refinanced the mortgage note of approximately $2,061,000, secured by the Cedar Brooke Apartments. Accordingly, this debt is no longer regulated by the U.S. Department of Housing and Urban Development. Under the terms of the financing agreement, the new mortgage indebtedness of $2,325,000 requires monthly interest only payments at a stated interest rate of 7.33% with a balloon payment due November 1, 2003. A loss on refinancing of approximately $231,000 resulting from the write-off of unamortized mortgage discounts and loan costs was realized in 1996. Through the refinancing, a capital improvement reserve of approximately $303,000 was established and approximately $90,000 of loan costs were incurred. These loan costs will be amortized over the life of the loan.


NOTE F - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable is as follows (dollar amounts in thousands):

                     Principal    Monthly                          Principal
                     Balance At   Payment     Stated                Balance
                    December 31, Including   Interest   Maturity     Due At
Property                1996      Interest      Rate      Date      Maturity

Cedar Brooke
 1st mortgage          $2,325      $14(a)      7.33%     11/03       $2,325

(a) Interest-only payment.

NOTE F - MORTGAGE NOTES PAYABLE (CONTINUED)

The estimated fair value of the Partnerships' debt approximates its carrying value of $2,325,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions. There are no scheduled maturities of principal during the next five years. A balloon payment of $2,325,000 representing principal is due in 2003.

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

The future minimum rental payments at the Partnership's commercial property to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):

        Years Ending December 31,
            1997                                     $    433
            1998                                          275
            1999                                          179
            2000                                          141
            2001 - Thereafter                              78
                                                     $  1,106



NOTE K - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                                Initial Cost
                                               To Partnership
                                                                       Cost
                                                       Buildings    Capitalized
                                                      and Related (Written off)
                                                       Personal    Subsequent to
Description                  Encumbrances     Land     Property     Acquisition
(in thousands)

Cedar Brooke                  $2,325        $  275     $ 4,040       $  (271)
Florida #11
   Mini-Warehouse                 --           979       1,741            29
Phoenix Business Campus           --           496       6,148          (754)

      Totals                  $2,325        $1,750     $11,929       $  (996)


                                  Gross Amount At Which Carried
                                      At  December 31, 1996
                               Buildings
                                  And
                                Related                 Accumulated       Date       Depreciable
Description           Land      Personal      Total     Depreciation    Acquired     Life-Years
(amounts in thousands)
Cedar Brooke       $   213      $ 3,831      $ 4,044       $2,528        2/27/87        5-19
Florida #11            979        1,770        2,749          563       10/15/90        5-20
 Mini-Warehouse
Phoenix Business       379        5,511        5,890        2,600        8/26/86        5-28
 Campus

     Totals        $ 1,571      $11,112      $12,683       $5,691


Also, the Partnership's one-third interest in the Florida #6 Mini-Warehouse has been classified as investment property held for sale. At December 31, 1996, the Partnership's net carrying value of the property is approximately $850,000.
Johnstown/Consolidated Income Partners/2, an affiliated Partnership, owns the remaining two-thirds interest in the property.

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                                      Years Ended December 31,
                                                        1996             1995
Investment Properties
Balance at beginning of year                          $13,624          $15,482
   Property improvements                                  152              112
   Allocation of allowance for possible loss               --           (1,970)
   Reclassification of investment property
    held for sale                                      (1,093)              --

Balance at End of Year                                $12,683          $13,624

Accumulated Depreciation
Balance at beginning of year                          $ 5,420          $ 4,900
  Additions charged to expense                            514              520
  Reclassification of investment property
    held for sale                                        (243)              --

Balance at end of year                                $ 5,691          $ 5,420


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, respectively, is approximately $14,596,000 and $14,444,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, respectively, is approximately $5,828,000 and $5,215,000.


NOTE L - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss or income as reported and Federal taxable income result primarily from (1) depreciation over different methods and lives and on differing cost bases of apartment properties, (2) change in rental income received in advance. The following is a reconciliation of reported net loss or income and Federal taxable income (in thousands, except unit data):

                                           1996            1995
Net (loss) income  as reported           $ (109)         $  350
Add (deduct):
   Depreciation differences                 (99)            (81)
   Unearned income                           26              59
   Other                                    340            (231)
   Accruals and prepaids                     30             (35)

Federal taxable income                   $  188          $   62

Federal taxable income                   $ 1.45          $  .48
per limited partnership unit


The following is a reconciliation betweent the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                      $ 7,955
Land and buildings                              820
Accumulated depreciation                        106
Syndication and distribution costs            3,825
Other                                           165
   Net assets - Federal tax basis           $12,871


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE


None.
                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of ConCap Equities, Inc.
("CEI"), the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

William H. Jarrard, Jr.             50                   President

Ronald Uretta                       41                   Vice President/Treasurer

Martha L. Long                      37                   Senior Vice President -
                                                         Finance/Controller

John K. Lines                       37                   Vice
                                                         President/Secretary

Kelley M. Buechler                  39                   Assistant Secretary


William H. Jarrard, Jr. has been President of CEI since December 1996 and
Managing Director -  Partnership Administration of Insignia since January 1991.
Mr. Jarrard served as Managing Director - Partnership Administration and Asset
Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992.  Since August
1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from
January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

Martha L. Long, Senior Vice President - Finance and Controller.  In June 1994,
Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice-
President - Finance in January 1997.  Prior to this time, she was Senior Vice-
President and Controller of The First Savings Bank, FSB in Greenville, SC.

John K. Lines has been Secretary of CEI since December 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr.
Lines was the Assistant General Counsel and Vice President of Ocwen Financial
Corporation in West Palm Beach, Florida.  From October 1991 until April 1993,
Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio.
From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994 and
Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

CEI is the General Partner of the Partnership and 15 other affiliated partnerships as of December 31, 1996.


ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General
Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements, Note B - Related Party Transactions", for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

     Except as provided below, as of March 1997, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                   Number of             Percent
     Name and Address                 Units              of total

     Insignia affiliates              11,572               8.98%
     One Insignia Financial Plaza
     Greenville, SC 29602

     The majority of the Units noted above were acquired by Liquidity Assistance
     LLC, an affiliate of Insignia, from an unaffiliated Unitholder in December
     1995 at a price of $61.10 per unit.


(b)  Beneficial Owners of Management

     Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)  Changes in Control

     Beneficial Owners of CEI

     As of March 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                       NUMBER OF            PERCENT
     NAME AND ADDRESS                  CEI SHARES           OF TOTAL

     GII Realty, Inc.                  100,000              100%
     One Insignia Financial Plaza
     Greenville, SC 29602

     GII Realty, Inc. is owned by an affiliate of Insignia. (See "Item 1")

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements, Note B - Related Party Transactions", for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

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

The Partnership has paid property management fees based upon collected gross rental revenue for property management services in each of the years ended
December 31, 1996 and 1995, respectively.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         See Exhibit Index contained herein for listing of exhibits.

   (b)   Reports on Form 8-K filed during the fourth quarter of 1996:

         None.


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


                                JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                By:  CONCAP EQUITIES, INC.
                                     General Partner

                                    /s/William H. Jarrard, Jr.
                                     President

                                     /s/Ronald Uretta
                                     Ronald Uretta
                                     Vice President/Treasurer

                                Date: March 24, 1997

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.           President
William H. Jarrard, Jr.

/s/Ronald Uretta                     Vice President/Treasurer
Ronald Uretta


                                 INDEX OF EXHIBITS

       EXHIBIT NO.   DOCUMENT DESCRIPTION

            3        Certificates of Limited Partnership, as
                     amended to date (Incorporated by refer-
                     ence to the Annual Report on Form 10-K
                     for the year ended December 31, 1991)

           10.1      Property Management Agreement No. 114
                     dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

         10.18 Investor Services Agreement dated October 23, 1990 by and between the Partnership and CCEC (Incorpor-ated by reference to the Quarterly Report on Form
                     10-Q for the quarter ended September 30, 1990).

         10.19       Assignment and Assumption Agreement (Investor
                     Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company
                     (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

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

         10.31 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995)

         10.32       Multifamily Note dated November 1, 1996, between
                     Johnstown/Consolidated Income Partners, a California limited partnership, and Lehman Brokers Holdings Inc.
                     d/b/a Lehman Capital, A Division of Lehman Brothers
                     Holdings, Inc.

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


