Form 10QSB
period 1997-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1997-05-02
CIK 787621

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997


Assets
 Cash and cash equivalents:
   Unrestricted                                                          $ 1,692
   Restricted - tenant security deposits                                      61
 Investments                                                                 447
 Accounts receivable, net of allowance                                        13
 Escrows for taxes and insurance                                             108
 Restricted escrows                                                          326
 Other assets                                                                258
 Investment property held for sale                                           850
 Investment properties:
   Land                                              $ 1,571
   Buildings and related personal property            11,128
                                                      12,699

   Less accumulated depreciation                      (5,813)              6,886

                                                                         $10,641

Liabilities and Partners' Capital (Deficit)


 Accounts payable                                                        $   103
 Tenant security deposits                                                     61
 Accrued taxes                                                                42
 Other liabilities                                                            60
 Notes payable                                                             2,325

Partners' Capital (Deficit)
 General partner                                     $  (165)
 Corporate limited partner on behalf
   of the Unitholders - (128,810 Units
   issued and outstanding)                             8,215               8,050
                                                                         $10,641
                 See Accompanying Notes to Financial Statements

b)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                                        Three Months Ended
                                                              March 31,
                                                          1997        1996
Revenues:
  Rental income                                          $  543      $  514
  Other income                                               38          45
     Total revenues                                         581         559

Expenses:
  Operating                                                 168         158
  General and administrative                                 52          61
  Maintenance                                                57          63
  Depreciation                                              122         127
  Interest                                                   46          49
  Property taxes                                             41          44
     Total expenses                                         486         502

  Net income                                             $   95      $   57

Net income allocated to general partner (1%)             $    1      $    1
Net income allocated to limited partners (99%)               94          56

                                                         $   95      $   57
Net income per Unit of
  Depositary Receipt                                     $  .73      $  .44

                 See Accompanying Notes to Financial Statements

c)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                                             Unitholders
                                                               Units of
                                     Units of                 Depositary
                                     Depositary    General     Receipt
                                      Receipt      Partner     (Note A)       Total
Original capital contributions       129,266      $     1     $ 32,317     $ 32,318

Partners' capital (deficit)
  at December 31, 1996               128,810      $  (166)    $  8,121     $  7,955

Net income for the three months
  ended March 31, 1997                    --            1           94           95

Partners' capital (deficit) at
  March 31, 1997                     128,810      $  (165)    $  8,215     $  8,050

                 See Accompanying Notes to Financial Statements

d)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                            1997            1996
Cash flows from operating activities:
Net income                                                $   95          $   57
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                               122             127
  Amortization of lease commissions, discounts
     and loan costs                                           12              13
  Bad debt expense                                            10               8
  Change in accounts:
   Restricted cash                                            (8)             --
   Accounts receivable                                         6             (17)
   Escrows for taxes and insurance                           (41)            (38)
   Other assets                                              (13)             27
   Accounts payable                                           (1)             (4)
   Accrued taxes                                              (5)             43
   Other liabilities                                         (22)             14

      Net cash provided by operating
          activities                                         155             230

Cash flows from investing activities:
Property improvements and replacements                       (17)            (10)
Deposits to restricted escrows                               (18)             (6)

      Net cash used in investing activities                  (35)            (16)

Cash flows from financing activities:
Payments on notes payable                                     --             (14)
Loan costs paid                                              (11)             --
Distributions to partners                                     --            (495)

      Net cash used in financing
          activities                                         (11)           (509)

Net increase (decrease) in cash and cash equivalents         109            (295)

Cash and cash equivalents at beginning of period           1,583           1,967

Cash and cash equivalents at end of period                $1,692          $1,672

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $   43          $   40

                 See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days are considered to be held-to-maturity securities.

Units of Depositary Receipt

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

Investment Property Held for Sale

Effective December 31, 1996, the Florida #6 Mini-Warehouse was classified as an investment property held for sale. Accordingly, the property has been recorded at the lower of carrying amount or fair value less costs to sell and no additional depreciation expense will be recorded during the period the assets are held for sale.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided for in the Partnership agreement.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro rated for the short-year period of ownership. Under this provision, fees of approximately $24,000 were paid to the General Partner and its affiliates for each of the three months ended March 31, 1997 and 1996, respectively, and are included in general and administrative expenses.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the three months ended March 31, 1997 and 1996. Property management fees of approximately $28,000 and $30,000 were paid to affiliates of the General Partner for the three months ended March 31, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $25,000 and $24,000 were paid to the General Partner and its affiliates for each of the three months ended March 31, 1997 and 1996, respectively. Reimbursements of costs are classified as general and administrative expenses. Also during the three months ended March 31, 1997, approximately $6,000 of leasing commissions were paid to an affiliate of Insignia. Leasing commissions are capitalized and included in other assets. Approximately $16,000 during the three months ended March 31, 1997, was paid to affiliates for construction oversight costs incurred in conjunction with improvements made at the Cedar Brooke Apartments. These amounts are included in maintenance expense.

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

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and investments totalling approximately $2,200,000 at March 31, 1997, exceeded the Partnership's reserve requirement of approximately $1,385,000.

NOTE D - DISTRIBUTIONS

In March of 1996, the Partnership paid distributions attributable to cash flow from operations of approximately $495,000. During the three months ended March 31, 1997, no distributions were declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex, two commercial properties and a one-third (1/3) undivided interest in the Florida #6 Mini-Warehouse property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                  Average Occupancy
                                                  1997         1996
Cedar Brooke Apartments
  Independence, Missouri                           97%          99%

Florida #6 Mini-Warehouse
  Lauderhill, Florida                              90%          91%

Florida #11 Mini-Warehouse
  Davie, Florida                                   99%          93%

Phoenix Business Campus
  College Park, Georgia                            70%          58%


The increase in occupancy at the Florida #11 Mini-Warehouse is due to the improved curb appeal of the property resulting from the exterior painting project completed in 1996 and increased marketing efforts at the property. The increase in average occupancy at the Phoenix Business Center is due to a new tenant who moved in in the fourth quarter of 1996, occupying 14% of the total square footage.

The Partnership realized net income of approximately $95,000 for the three months ended March 31, 1997, compared to net income of approximately $57,000 for the three months ended March 31, 1996. The increase in net income is primarily due to the increase in rental income resulting from rental rate increases at the Cedar Brooke Apartments and occupancy increases at the Florida #11 Mini-Warehouse and Phoenix Business Campus, as noted above. Property operating expenses increased slightly due to increased flood insurance coverage at the Cedar Brooke Apartments. General and administrative expenses decreased primarily as a result of lower audit fees. The mortgage note secured by Cedar Brooke Apartments was refinanced in November of 1996. Accordingly, the debt is no longer regulated by the U.S. Department of Housing and Urban Development which required a separate audit.

Included in maintenance expense is approximately $19,000 of major repairs and maintenance comprised primarily of construction oversight costs related to the ongoing repair projects at Cedar Brooke paid during the three months ended March 31, 1997. For the three months ended March 31, 1996, approximately $29,000 of major repairs and maintenance comprised primarily of exterior painting which was included in maintenance expense.

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

At March 31, 1997, the Partnership held cash and cash equivalents of approximately $1,692,000 compared to approximately $1,672,000 at March 31, 1996. Net cash provided by operating activities decreased primarily due to the timing of property tax payments and the annual audit fee payment. Net cash used in investing activities increased as a result of increased property improvements and replacements and increased escrow funding requirements for the Cedar Brooke Apartments. Net cash used in financing activities decreased primarily as a result of the absence of cash distributions to partners during the three months ended March 31, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,325,000, matures in 2003, at which time the debt will either be refinanced or the related property sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. As part of the Partnership's ongoing attempt to maximize the return to the Unitholders, the Partnership is negotiating the sale of its one-third interest in the Florida #6 Mini-Warehouse. During the three months ended March 31, 1996, cash distributions of approximately $495,000 were paid. No cash distributions were declared or paid during the three months ended March 31, 1997.



                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K

        None.


                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                        By:   CONCAP EQUITIES, INC.
                              General Partner

                        By:   /s/William H. Jarrard, Jr.
                              William H. Jarrard, Jr.
                              President


                        By:   /s/Ronald Uretta
                              Ronald Uretta
                              Vice President/Treasurer

                        Date:  May 2, 1997