Form 10QSB
period 1997-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1997-08-06
CIK 787621

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period.........to.........


                        Commission file number 0-16010



                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
      (Exact name of small business issuer as specified in its charter)



         California                                            94-3004963
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
   Greenville, South Carolina                                      29602
(Address of principal executive offices)                         Zip Code

                                (864) 239-1000
                          Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No


                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                         JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                                          BALANCE SHEET
                                          (Unaudited)
                              (in thousands, except unit data)

                                          June 30, 1997


Assets
 Cash and cash equivalents:
   Unrestricted                                                      $ 3,156
   Restricted - tenant security deposits                                  63
 Investments                                                             447
 Accounts receivable, net of allowance of $144                            12
 Escrows for taxes and insurance                                         100
 Restricted escrows                                                      316
 Other assets                                                            231
 Investment properties:
   Land                                              $ 1,571
   Buildings and related personal property            11,141
                                                      12,712
   Less accumulated depreciation                      (5,935)          6,777
                                                                     $11,102

Liabilities and Partners' Capital
 Accounts payable                                                    $    16
 Tenant security deposits                                                 63
 Accrued taxes                                                            70
 Other liabilities                                                        86
 Mortgage notes payable                                                2,325

Partners' (Deficit) Capital
 General partner                                     $  (160)
 Corporate limited partner on behalf
   of the Unitholders - (128,810 Units
   issued and outstanding)                             8,702           8,542
                                                                     $11,102
                 See Accompanying Notes to Financial Statements

b)                         JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)
                              (in thousands, except unit data)



                            For the Three Months Ended  For the Six Months Ended
                                      June 30,                  June 30,
                               1997         1996           1997        1996
Revenues:
  Rental income              $  533       $  517          $ 1,086     $1,023
  Other income                   59           43               97         88
     Total revenues             592          560            1,183      1,111
Expenses:
  Operating                     156          163              324        321
  General and administrative     63           92              115        153
  Maintenance                    75           66              132        129
  Depreciation                  122          128              244        255
  Interest                       46           46               92         95
  Property taxes                 37           42               78         86
  Bad debt expense               38           13               48          5
     Total expenses             537          550            1,033      1,044

Gain on sale of investment
  property                      437           --              437         --

       Net income            $  492       $   10          $   587     $   67
Net income allocated to
  general partner (1%)       $    5       $   --          $     6     $    1
Net income allocated to
  limited partners (99%)        487           10              581         66

       Net income            $  492       $   10          $   587     $   67

Net income per Unit of
  Depository Receipt         $ 3.78       $  .08          $  4.51     $  .51

                 See Accompanying Notes to Financial Statements

c)                       JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                  STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                           (in thousands, except unit data)

                                                             Unitholders
                                                               Units of
                                 Units of                     Depository
                                 Depository    General        Receipt
                                  Receipt      Partner        (Note A)         Total
Original capital contributions    129,266      $     1      $  32,317        $  32,318

Partners' (deficit) capital
  at December 31, 1996            128,810      $  (166)     $   8,121        $   7,955

Net income for the six months
  ended June 30, 1997                  --            6            581              587

Partners' (deficit) capital at
  June 30, 1997                   128,810      $  (160)     $   8,702        $   8,542

                 See Accompanying Notes to Financial Statements

d)                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                               Six Months Ended
                                                                    June 30,
                                                               1997          1996
Cash flows from operating activities:
    Net income                                              $  587        $   67
    Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                               244           255
    Amortization of lease commissions, discounts
      and loan costs                                            24            24
    Gain on sale of investment property                       (437)           --
    Bad debt expense                                            48             5
    Change in accounts:
      Restricted cash                                          (10)           (1)
      Accounts receivable                                      (32)            9
      Escrows for taxes and insurance                          (33)          (73)
      Other assets                                               2            12
      Accounts payable                                         (88)            7
      Tenant security deposit liabilities                        2             1
      Accrued taxes                                             23            84
      Other liabilities                                          4            18

         Net cash provided by operating
            activities                                         334           408

Cash flows from investing activities:
  Proceeds from sale of investment property                  1,287            --
  Property improvements and replacements                       (29)          (27)
  Deposits to restricted escrows                               (36)          (12)
  Withdrawals from restricted escrows                           28            --

         Net cash provided by (used in) investing
               activities                                    1,250           (39)

Cash flows from financing activities:
  Payments on notes payable                                     --           (30)
  Loan costs paid                                              (11)           --
  Distributions to partners                                    (--)         (495)

         Net cash used in financing activities                 (11)         (525)

Net increase (decrease) in unrestricted cash and
  cash equivalents                                           1,573          (156)

Unrestricted cash and cash equivalents at
  beginning of period                                        1,583         1,967

Unrestricted cash and cash equivalents at
  end of period                                             $3,156        $1,811

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   85        $   79

                 See Accompanying Notes to Financial Statements

e)                          JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                                 NOTES TO FINANCIAL STATEMENTS
                                           (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days are considered to be held-to-maturity securities.

Units of Depository Receipt

Johnstown/Consolidated Depository Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner, serves as a depository of certain Units of Depository Receipt ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partners' capital (deficit) is herein represented as an interest of the Unitholder.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided for in the Partnership agreement.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro rated for the short-year period of ownership. Under this provision, fees of approximately $49,000 were paid to the General Partner and its affiliates for each of the six months ended June 30, 1997 and 1996, respectively, and are included in general and administrative expenses.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the six months ended June 30, 1997 and 1996. Property management fees of approximately $57,000 and $60,000 were paid to affiliates of the General Partner for the six months ended June 30, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $43,000 and $59,000 were paid to the General Partner and its affiliates for each of the six months ended June 30, 1997 and 1996, respectively. Reimbursements of costs are classified as general and administrative expenses.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and investments totaling approximately $3,666,000 at June 30, 1997, exceeded the Partnership's reserve requirement of approximately $1,385,000.

NOTE D - DISTRIBUTIONS

For the six months ended June 30, 1996, the Partnership paid distributions attributable to cash flow from operations of approximately $495,000. During the six months ended June 30, 1997, no distributions were declared or paid.

NOTE E - SALE OF INVESTMENT PROPERTY HELD FOR SALE

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", at December 31, 1996, the Partnership classified the Florida #6 Mini-Warehouses as an investment property held for sale. The property was recorded at the lower of its carrying amount or its fair value less costs to sell.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderhill, Florida, to an unaffiliated party, Shurgard Storage Centers, Inc., a Delaware corporation. The Partnership's share of the net proceeds was $1,287,000, after payment of closing costs. The Partnership realized a gain of $437,000 on the sale during the second quarter of 1997.

The sales transaction is summarized as follows (amounts in thousands):

Cash proceeds received                         $1,287
Net real estate (1)                              (850)
  Gain on sale of investment property          $  437

(1) Real estate at cost, net of accumulated depreciation of $729,000.


NOTE E - SALE OF INVESTMENT PROPERTY HELD FOR SALE

The following unaudited pro-forma information reflects the operations of the Partnership for the six months ended June 30, 1997 and 1996, as if the Florida #6 Mini-Warehouse had been sold January 1, 1996.

                           Pro-Forma Results of Operations
                           for the Six Months Ended June 30,
                                   1997         1996
                                    (in thousands)
                                      (unaudited)
Revenues                           $1,109     $1,006
Net income                         $  108     $   19
Net income per Unit of
     Depository Receipt            $  .83     $  .15


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and two commercial properties. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                      Average Occupancy
                                                      1997         1996

   Cedar Brooke Apartments                             97%          99%
     Independence, Missouri

   Florida #1l Mini-Warehouse                          99%          94%
     Davie, Florida

   Phoenix Business Campus                             70%          58%
     College Park, Georgia

The increase in occupancy at the Florida #11 Mini-Warehouse is due to the improved curb appeal of the property, resulting from the exterior painting project completed in 1996, and increased marketing efforts at the property. The increase in average occupancy at the Phoenix Business Campus is due to a new tenant that moved in the fourth quarter of 1996, occupying 14% of the total square footage.

The Partnership realized net income of $492,000 and $587,000 for the three and six months ended June 30, 1997, respectively, compared to net income of $10,000 and $67,000 for the three and six months ended June 30, 1996, respectively. The increase in net income is primarily due to the gain realized on the sale of the Partnership's one-third undivided interest in the Florida #6 Mini-Warehouse (see discussion below). Also attributing to the increase in net income is an overall increase in revenues and a decrease in expenses. The sale of the Florida #6 Mini-Warehouse in May of 1997 did not have a significant impact on the income of the Partnership for the six months ended June 30, 1997, versus the six months ended June 30, 1996. The increase in rental income results from rental rate increases at Cedar Brooke Apartments and occupancy increases at the Florida #11 Mini-Warehouse and Phoenix Business Campus, as discussed above. General and administrative expenses decreased primarily as a result of decreased audit fees. The mortgage note secured by Cedar Brooke Apartments was refinanced in November of 1996. Accordingly, the debt is no longer regulated by the U.S. Department of Housing and Urban Development, which had required the property to have a separate audit.

Bad debt expense for the six months ended June 30, 1997, results from an increase in the reserve necessary at Phoenix Business Campus based on a review of tenant accounts receivable.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderdale, Florida (see Note E). The Partnership's share of the net proceeds was $1,287,000, after payment of closing costs. As a result of the sale, the Partnership realized a gain of $437,000 during the second quarter of 1997.

Included in maintenance expense is approximately $45,000 of major repairs and maintenance, comprised primarily of exterior building improvements and construction oversight costs related to the ongoing repair projects at Cedar Brooke Apartments. For the six months ended June 30, 1996, approximately $59,000 of major repairs and maintenance, comprised primarily of exterior painting and exterior building improvements, is included in maintenance expense.

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

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $3,156,000, compared to approximately $1,811,000 at June 30, 1996. Net cash provided by operating activities decreased, despite an increase in net income, due to the timing of property tax payments and the paydown of accounts payable. Net cash provided by investing activities increased as a result of proceeds received from the sale of the Partnership's 1/3 interest in the Florida #6 Mini-Warehouse. Net cash used in financing activities decreased primarily as a result of the absence of cash distributions to partners during the six months ended June 30, 1997. During the six months ended June 30, 1996, the Partnership distributed $495,000 to its partners. Loan costs incurred in 1997 are related to the refinance of the mortgage note secured by Cedar Brooke Apartments in November 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,325,000, matures in 2003, at which time the debt will either be refinanced or the related property sold. Funds from the sale of the Florida #6 Mini-Warehouse are anticipated to be distributed before the end of 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.




                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K filed in the second quarter of fiscal year 1997:

        Form 8-K dated May 12, 1997, as filed with the Securities and Exchange Commission on May 19, 1997, in connection with the sale of its one-third undivided interest in the Florida #6 Mini-Warehouse.

        Form 8-K/A dated August 5, 1997, as filed with the Securities and Exchange Commission on August 5, 1997, in connection with the sale of its one-third undivided interest in the Florida #6 Mini-Warehouse.






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


                        Date: August 6, 1997