Form 10QSB
period 1997-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1997-10-29
CIK 787621

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       Quarterly or Transitional Report


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the transition period.........to.........


                        Commission file number 0-16010



                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
      (Exact name of small business issuer as specified in its charter)


         California                                            94-3004963
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
   Greenville, South Carolina                                      29602
(Address of principal executive offices)                         (Zip Code)

                                (864) 239-1000
                         (Issuer's telephone number)



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

                               September 30, 1997



Assets
 Cash and cash equivalents:
   Unrestricted                                                      $ 2,199
   Restricted - tenant security deposits                                  80
 Investments                                                             447
 Accounts receivable, net of allowance of $148                            24
 Escrows for taxes and insurance                                         125
 Restricted escrows                                                      327
 Other assets                                                            338
 Investment properties:
   Land                                              $ 1,571
   Buildings and related personal property            11,202
                                                      12,773
   Less accumulated depreciation                      (6,060)          6,713
                                                                     $10,253



Liabilities and Partners' Capital
 Accounts payable                                                    $   115
 Tenant security deposits                                                 70
 Accrued taxes                                                           105
 Other liabilities                                                        59
 Mortgage notes payable                                                2,325
Partners' (Deficit) Capital
 General partner                                     $  (170)
 Corporate limited partner on behalf
   of the Unitholders - (129,266 Units
   issued and 128,810 outstanding)                     7,749           7,579
                                                                     $10,253

                 See Accompanying Notes to Financial Statements

b)                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       1997       1996       1997        1996
Revenues:
  Rental income                      $  489    $  531      $ 1,575    $1,554
  Other income                           61        41          158       129
     Total revenues                     550       572        1,733     1,683

Expenses:
  Operating                             171       166          495       487
  General and administrative             58        70          173       223
  Maintenance                            96        59          228       188
  Depreciation                          125       128          369       383
  Interest                               45        44          137       139
  Property taxes                         34        39          112       125
  Bad debt expense                      (16)        2           32         7
     Total expenses                     513       508        1,546     1,552

Gain on sale of investment
  property (Note E)                      --        --          437        --

       Net income                    $   37    $   64      $   624    $  131
Net income allocated to
  general partner (1%)               $   --    $    1      $     6    $    1
Net income allocated to
  limited partners (99%)                 37        63          618       130

       Net income                    $   37    $   64      $   624    $  131

Net income per Unit of
  Depository Receipt                 $  .29    $  .49      $  4.80    $ 1.01

                 See Accompanying Notes to Financial Statements

c)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)

                                                        Unitholders
                                                          Units of
                                 Units of                Depository
                                Depository   General      Receipt
                                 Receipt     Partner     (Note A)       Total
Original capital contributions   129,266    $     1      $  32,317    $  32,318

Partners' (deficit) capital
  at December 31, 1996           128,810    $  (166)     $   8,121    $   7,955

Distributions to partners             --        (10)          (990)      (1,000)

Net income for the nine months
  ended September 30, 1997            --          6            618          624

Partners' (deficit) capital at
  September 30, 1997             128,810    $  (170)     $   7,749    $   7,579

                 See Accompanying Notes to Financial Statements

d)                  JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                              1997       1996
Cash flows from operating activities:
    Net income                                             $   624     $   131
    Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                               369         383
    Amortization of lease commissions, discounts
      and loan costs                                            37          32
    Gain on sale of investment property                       (437)         --
    Bad debt expense                                            32           7
    Change in accounts:
      Restricted cash                                          (27)         (2)
      Accounts receivable                                      (23)        (27)
      Escrows for taxes and insurance                          (58)       (112)
      Other assets                                            (123)        (12)
      Accounts payable                                          11         (11)
      Tenant security deposit liabilities                        9           9
      Accrued taxes                                             58         124
      Other liabilities                                        (23)         41

         Net cash provided by operating
            activities                                         449         563

Cash flows from investing activities:
  Proceeds from sale of investment property                  1,287          --
  Property improvements and replacements                       (90)        (39)
  Deposits to restricted escrows                               (54)        (17)
  Withdrawals from restricted escrows                           35          --

         Net cash provided by (used in) investing
            activities                                       1,178         (56)

Cash flows from financing activities:
  Payments on notes payable                                     --         (45)
  Loan costs paid                                              (11)         --
  Distributions to partners                                 (1,000)     (1,000)

         Net cash used in financing activities              (1,011)     (1,045)

Net increase (decrease) in unrestricted cash and
  cash equivalents                                             616        (538)

Unrestricted cash and cash equivalents at
  beginning of period                                        1,583       1,967

Unrestricted cash and cash equivalents at
  end of period                                            $ 2,199     $ 1,429

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   128     $   118

                 See Accompanying Notes to Financial Statements

e)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro rated for the short-year period of ownership. Under this provision, fees of approximately $73,000 were paid to the General Partner and its affiliates for each of the nine months ended September 30, 1997 and 1996, respectively, and are included in general and administrative expenses.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services. Property management fees of approximately $82,000 and $90,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $88,000 and $87,000 were paid to the General Partner and its affiliates for each of the nine months ended September 30, 1997 and 1996, respectively. Included in reimbursements for services of affiliates at September 30, 1997, and September 30, 1996, is approximately $23,000 and $4,000 respectively, of construction oversight costs. Reimbursements of costs are classified as general and administrative expenses, except construction oversight costs, which are capitalized.

The Partnership has paid lease commissions of approximately $43,000 during the nine months ended September 30, 1997, to an affiliate of the General Partner.

For the period January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

Note C - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, tenant security deposits and investments totaling approximately $2,726,000 at September 30, 1997, exceeded the Partnership's reserve requirement of approximately $1,385,000.

Note D - Distributions

During the nine months ended September 30, 1997, the Partnership paid distributions attributable to sales proceeds from the sale of the Florida #6 Mini-Warehouse (See "Note E") of approximately $1,000,000. During the nine months ended September 30, 1996, the Partnership paid distributions attributable to cash flow from operations of approximately $1,000,000.

Note E - Sale of Investment Property Held for Sale

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", at December 31, 1996, the Partnership classified the Florida #6 Mini-Warehouse as an investment property held for sale. The property was recorded at the lower of its carrying amount or its fair market value less costs to sell.

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


Note F - Refinancing

In November 1996 the Partnership refinanced the mortgage note of approximately $2,061,000, secured by the Cedar Brooke Apartments. Accordingly, this debt is no longer regulated by the U.S. Department of Housing and Urban Development. Under the terms of the financing agreement, the new mortgage indebtedness of $2,325,000 requires monthly interest only payments at a stated interest rate of 7.33% with a balloon payment due November 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and two commercial properties. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                      Average
                                                     Occupancy
                                                 1997         1996
Cedar Brooke Apartments
   Independence, Missouri                         97%          99%
Florida #11 Mini-Warehouse
   Davie, Florida                                 99%          95%
Phoenix Business Campus
   College Park, Georgia                          66%          58%

The increase in occupancy at the Florida #11 Mini-Warehouse is due to the improved curb appeal of the property, resulting from the exterior painting project completed in 1996, and increased marketing efforts at the property. The increase in average occupancy at the Phoenix Business Campus is due to a new tenant that moved in the fourth quarter of 1996, occupying 14% of the total square footage. The General Partner is currently searching for a tenant to occupy the vacant space at Phoenix Business Campus, although no assurance can be given at this time that the General Partner will be successful in leasing this space.

The Partnership realized net income of $37,000 and $624,000 for the three and nine months ended September 30, 1997, respectively, compared to net income of $64,000 and $131,000 for the three and nine months ended September 30, 1996, respectively. The increase in net income is primarily due to the gain realized on the sale of the Partnership's one-third undivided interest in the Florida #6 Mini-Warehouse (see discussion below). Also attributing to the increase in net income is an overall increase in revenues and a slight decrease in expenses for the nine months ended September 30, 1997. The increase in rental income results from rental rate increases at Cedar Brooke Apartments and occupancy increases at the Florida #11 Mini-Warehouse and Phoenix Business Campus, as discussed above, which are partially offset by the loss of rental income from the sale of the Florida #6 Mini-Warehouse. The overall decrease in expenses for the nine month period ended September 30, 1997, is attributable to the sale of the Florida #6 Mini-Warehouse and a decrease in general and administrative expenses. General and administrative expenses decreased primarily as a result of decreased audit fees and general partner reimbursements. The mortgage note secured by Cedar Brooke Apartments was refinanced in November 1996 (See "Note F"). Accordingly, the debt is no longer regulated by the U.S. Department of Housing and Urban Development, which had required the property to have a separate audit. Maintenance expense increased for the three and nine months ended September 30, 1997, due to an extensive garage repair project and related construction oversight costs at Cedar Brooke Apartments. This increase was partially offset by a decrease at Florida #11 Mini-Warehouse due to expenditures for exterior painting in 1996.

Bad debt expense for the nine months ended September 30, 1997, results from an increase in the reserve necessary at Phoenix Business Campus based on a review of tenant accounts receivable.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderdale, Florida (see "Note E"). The Partnership's share of the net proceeds was $1,287,000, after payment of closing costs. As a result of the sale, the Partnership realized a gain on the sale of $437,000 during the second quarter of 1997.

Included in maintenance expense is approximately $98,000 of major repairs and maintenance, comprised primarily of exterior building improvements and construction oversight costs related to the ongoing repair projects at Cedar Brooke Apartments. For the nine months ended September 30, 1996, approximately $67,000 of major repairs and maintenance, comprised primarily of exterior painting and exterior building improvements, is included in maintenance expense.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $2,199,000, compared to approximately $1,429,000 at September 30, 1996. Net cash provided by operating activities decreased, despite an increase in net income, due to the timing of property tax payments and an increase in lease commissions paid. Net cash provided by investing activities increased as a result of proceeds received from the sale of the Partnership's 1/3 interest in the Florida #6 Mini-Warehouse. Net cash used in financing activities is consistent with that of the prior year. Loan costs incurred in 1997 are related to the refinance of the mortgage note secured by Cedar Brooke Apartments in November 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,325,000, which carries a stated interest rate of 7.33% (interest only), matures in 2003, at which time the debt will either be refinanced or the related property (Cedar Brooke Apartments) sold. During each of the nine months ended September 30, 1997 and 1996, cash distributions of $1,000,000 were paid to the partners. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.



                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K filed in the third quarter of fiscal year 1997:

        None were filed during the quarter ended September 30, 1997.


                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                       By:   CONCAP EQUITIES, INC.
                             General Partner




                       By:   /s/ William H. Jarrard, Jr.
                             William H. Jarrard, Jr.
                             President




                       By:   /s/ Ronald Uretta
                             Ronald Uretta
                             Vice President/Treasurer



                       Date: October 30, 1997