Form 10KSB
period 1997-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1998-03-16
CIK 787621

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from.........to.........

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

                          Units of Depository Receipt
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $2,725,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


                                       PART I
ITEM 1. BUSINESS

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. On June 20, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-2637) and commenced a public offering for sale of $150,000,000 of Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The limited partner of the Partnership is Johnstown/Consolidated Depository Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner (as hereinafter defined). The Corporate Limited Partner serves as depository for the Units pursuant to a Depository Agreement entered into with the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered the Units under the Securities Exchange Act of 1934 (File No. 0-16010). The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,300,000 to the Partnership. The Partnership has retired a total of 456 Units which were returned to the Partnership by Unitholders. The Partnership gave no consideration for the Units retired. The Partnership may reacquire or retire any Units, at its absolute discretion, but is under no obligation to do so.

By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four (4) properties, five (5) mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602. The General Partner and the Corporate Limited Partner shall together be called the "Partners."

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed for the benefit of its
Unitholders: (i) to acquire, own and operate existing income-producing properties and newly constructed properties with income-producing capabilities including office buildings, industrial properties, shopping centers, mobile home parks and residential properties; (ii) to invest in mortgage loans originated or purchased by the Partnership; and (iii) to invest in MBS's. As of December 31, 1997, the Partnership owned three properties. In years previous to 1997, the Partnership liquidated its investments in MBSs, sold two properties (accepting a note on one of the sales), received payment on two of the mortgage loans, completed a judicial foreclosure on three properties which secured three mortgage loans, and disposed of one property which was foreclosed upon by the lender. In 1997, the Partnership sold its one third undivided interest in one property.

As of December 31, 1997, the Partnership's working capital reserves are in excess of the 5% of Net Invested Capital (as defined in the Partnership Agreement) as required by the Partnership Agreement. See "Item 6 - Management's Discussion and Analysis" for discussion of Partnership liquidity and capital resources.

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

Upon the Partnership's formation in 1986, Consolidated Capital Equities Corporation ("CCEC") was the sole General Partner of the Partnership, and Johnstown/Consolidated Depository Corporation, a wholly-owned subsidiary of CCEC, was the sole Limited Partner. In 1988, Southmark Corporation ("Southmark") gained control of CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As part of its reorganization plan, CEI acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Unitholders in the Partnership and the limited partners in each of the Affiliated Partnerships pursuant to a solicitation of the Unitholders dated August 10, 1990. As part of this solicitation, the Unitholders also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to
purchase all of the remaining outstanding capital stock of GII Realty, Inc.   As
of December 31, 1997, Insignia Properties Trust, an affiliate of Insignia, owned 100% of the outstanding stock of CEI. As of December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned 11,632 Units of the Partnership. Subsequent to December 31, 1997, Insignia Properties, L.P., purchased an additional 13,985.5 Units of the Partnership.


ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired four properties and funded five loans. At December 31, 1997, the Partnership owns three properties. The following table sets forth the properties held by the Partnership. Additional information about the properties is found in "Item 7 - Financial Statements", "Note H - Investment Properties and Accumulated Depreciation."


                            Date of
Property                    Purchase    Type of Ownership       Use

Cedar Brooke Apartments     02/27/87   Fee ownership subject  Apartment
  Independence, Missouri               to first mortgage      158 units

Florida #11 Mini-Warehouse  10/15/90   Fee ownership          Storage Center
  Davie, Florida                                              64,240 sq.ft.

Phoenix Business Campus     08/26/86   Fee ownership          Office Building
  Atlanta, Georgia                                            79,854 sq.ft.

At December 31, 1996, the Partnership classified the Florida #6 Mini-Warehouse as an investment property held for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the property was recorded at the lower of its carrying amount or its fair market value less costs to sell.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderhill, Florida, to an unaffiliated party, Shurgard Storage Centers, Inc., a Delaware corporation. The Partnership's share of the net proceeds was approximately $1,287,000, after payment of closing costs. The Partnership realized a gain of approximately $437,000 on the sale during the second quarter of 1997.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                          Gross
                        Carrying   Accumulated                        Federal
Property                  Value   Depreciation      Rate     Method  Tax Basis

Cedar Brooke Apartments  $ 4,158     $2,700      5-19 years   S/L     $ 2,532

Florida #11 Mini-
 Warehouse                 2,748        651      5-20 years   S/L       2,354

Phoenix Business
 Campus                    6,186      2,842      5-28 years   S/L       2,743

       Totals            $13,092     $6,193                           $ 7,629

See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                          Principal                         Principal
                         Balance At                          Balance
                        December 31,   Interest  Maturity     Due At
Property                    1997          Rate     Date      Maturity

Cedar Brooke Apartments
 1st mortgage              $ 2,325      7.33%      11/03     $ 2,325


SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                     Average Annual              Average
                                      Rental Rates              Occupancy
Property                         1997              1996        1997   1996

Cedar Brooke Apartments   $ 5,858/per unit  $ 5,461/per unit    97%    98%
Florida #11 Mini-Warehouse 11.39/per sq. ft. 10.99/per sq. ft.  98%    96%
Phoenix Business Campus     7.72/per sq. ft.  7.52/per sq. ft.  67%    62%


The increase in average occupancy at the Phoenix Business Campus is due primarily to a new tenant who took occupancy in the fourth quarter of 1997 that occupies 22% of the total square footage.

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

The following is a schedule of lease expirations for the years 1998-2007 (dollar amounts in thousands):


                         Number of                            % of Gross
                        Expirations Square Feet Annual Rent Annual Rent Phoenix Business Campus
1998                         2         12,424   $   100          19.6%
1999                         1          5,170        41           8.1%
2000                         3         10,119       101          19.8%
2001                         1         16,684        96          18.9%
2002                         0           --          --           --
2003-2007                    1         17,342       170          33.6%


The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for each property:


Phoenix Business Campus

                      Square
     Nature of       Footage   Annual Rent/   Lease
      Business        Leased   Square Foot  Expiration

  Computer software   17,342     $9.83       9-30-03
  Airline services     8,434     $7.58      10-31-98
  Mortgage lender     16,684     $5.76       9-30-01

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes were (dollar amounts in thousands) and rates in 1997 for each property:


                                         1997            1997
                                        Billing          Rate

  Cedar Brooke Apartments                 $46            6.1%
  Florida #11 Mini-Warehouse               66            2.6%
  Phoenix Business Campus (a)              50            1.2%


(a) The Partnership is currently appealing the increase in assessed values at Phoenix Business Campus.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.


                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF DEPOSITORY RECEIPT AND RELATED SECURITY HOLDER MATTERS


No established public trading market for the Units exists nor is one expected to develop.

As of December 31, 1997, the approximate number of holders of Units of Depository Receipt was 2,549.

In September 1997, the Partnership paid distributions attributable to sales proceeds from the sale of Florida #6 Mini-Warehouse of approximately $990,000 or $7.69 per Unit to the Unitholders, along with a corresponding $10,000 General Partner distribution. Cumulative distributions to Unitholders since the inception of the Partnership totaled approximately $13,200,000 at December 31, 1997.

In March 1996, the Partnership paid distributions attributable to cash flow from operations totaling approximately $490,000 or $3.81 per Unit to the Unitholders, and a corresponding $5,000 General Partner distribution. In September 1996, the Partnership paid distributions attributable to cash flow from operations totaling approximately $500,000 or $3.88 per Unit to the Unitholders, and a corresponding $5,000 distribution to the Partnership.

The Partnership made a distribution to the partners of $1,000,000 in March 1998. The General Partner plans to make an additional distribution in the fourth quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $541,000 for the year ended December 31, 1997, compared to a net loss of approximately $109,000 for the year ended December 31, 1996. The increase in net income is due primarily to the gain realized on the sale of the Partnership's one-third undivided interest in the Florida #6 Mini-Warehouse (see discussion below). Offsetting the increase in net income from the gain realized on the sale is a slight increase in total expenses, partially offset by a slight increase in total revenues. The increase in total revenues results from an increase in other income partially offset by a decrease in rental income. The increase in other income resulted from the receipt of a dividend from the investment in Southmark (as discussed in "Item 1. Business") and an increase in interest earned on reserves at Cedar Brook Apartments. Although rental income decreased due to the sale of the Florida #6 Mini-Warehouse, there were average rental rate increases at all three investment properties and increases in occupancy at the Florida #11 Mini-Warehouse and Phoenix Business Campus, as discussed in Item 2. - Schedule of Rental Rates and Occupancy. The overall increase in total expenses for the year ended December 31, 1997, is attributable to an increase in operating expenses, partially offset by the sale of the Florida #6 Mini-Warehouse and a decrease in general and administrative expenses. Operating expense increased for the year ended December 31, 1997, due to an extensive garage repair project and related construction oversight costs and an exterior painting project at Cedar Brooke Apartments. General and administrative expenses decreased primarily as a result of decreased audit fees. The mortgage note secured by Cedar Brooke Apartments was refinanced in November 1996 (as discussed below). Accordingly, the debt is no longer regulated by the U.S. Department of Housing and Urban Development, which had required the property to have a separate audit.

Bad debt expense for the year ended December 31, 1997, results from the reserve necessary at Phoenix Business Campus based on a review of tenant accounts receivable.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderhill, Florida (see "Note L" in "Item 7."). The Partnership's share of the net proceeds was approximately $1,287,000, after payment of closing costs. As a result of the sale, the Partnership realized a gain on the sale of approximately $437,000 during the second quarter of 1997.

In November of 1996, the Partnership refinanced the mortgage note of approximately $2,061,000, secured by the Cedar Brooke Apartments. Accordingly, this debt is no longer regulated by the U.S. Department of Housing and Urban Development. The new mortgage indebtedness of $2,325,000 requires monthly interest only payments at a stated rate of 7.33% with a balloon payment due at maturity. A loss on refinancing of approximately $231,000 was realized in 1996. This loss resulted from the write-off of unamortized mortgage discounts and loan costs. As a result of the refinancing, a capital improvement reserve of approximately $303,000 was established and approximately $90,000 of loan costs were incurred in 1996, and an additional $11,000 of loan costs were incurred in 1997. The balance in the reserve account is approximately $262,000 at December 31, 1997.

Included in operating expense for the year ended December 31, 1997, is approximately $206,000 of major repairs and maintenance comprised primarily of exterior painting, exterior building improvements and construction oversight costs related to the ongoing repair projects at Cedar Brook Apartments. For the year ended December 31, 1996, approximately $107,000 of major repairs and maintenance, comprised primarily of exterior painting and exterior building improvements, is included in operating expenses.

On December 19, 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 39,000 units of the outstanding units of limited partnership interest in the Partnership, at $68.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997, (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on
Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. During February 1998, the tender offers were completed and an affiliate of Insignia tendered 13,985.5 units of limited partnership interest in the Partnership.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $2,770,000, compared to approximately $1,583,000 at December 31, 1996. The net increase in cash for the year ended December 31, 1997, was approximately $1,187,000 compared to a net decrease in cash of approximately $384,000 for the year ended December 31, 1996. Net cash provided by operating activities decreased, despite an increase in net income, due to the timing of property tax payments, an increase in lease commissions paid at Phoenix Business Campus and the timing of payment of accounts payable. Net cash provided by investing activities increased primarily as a result of proceeds received from the sale of the Partnership's one-third interest in the Florida #6 Mini-Warehouse and proceeds received from the sale of investments. Net cash used in financing activities increased for 1997 as compared to 1996 due to the net proceeds received from the refinancing of the mortgage encumbering Cedar Brooke Apartments in 1996.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $2,824,000 at December 31, 1997, exceeded the Partnership's reserve requirement of approximately $1,339,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,325,000, which carries a stated interest rate of 7.33% (interest only) matures in 2003, at which time the debt will either be refinanced or the related property (Cedar Brooke Apartments) sold. During each of the years ended December 31, 1997 and 1996, cash distributions of $1,000,000 were paid to the partners. The Partnership made a distribution to the partners of $1,000,000 in March 1998. The General Partner plans to make an additional distribution in the fourth quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

JONHSTOWN/CONSOLIDATED INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

    Report of Ernst and Young, LLP, Independent Auditors

    Balance Sheet - December 31, 1997

    Statements of Operations - Years ended December 31, 1997 and 1996

    Statements of Changes in Partners' (Deficit) Capital - Years ended December
      31, 1997 and 1996

    Statements of Cash Flows - Years ended December 31, 1997 and 1996

    Notes to Financial Statements








                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 1997, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
January 23, 1998



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                                 BALANCE SHEET
                       (in thousands, except unit data)

                              December 31, 1997



Assets
 Cash and cash equivalents                                         $ 2,770
 Receivables and deposits, net of allowance
     of $145                                                            87
 Restricted escrows                                                    261
 Other assets                                                          311
 Investment properties (Notes F and H):
   Land                                              $ 1,571
   Buildings and related personal property            11,521
                                                      13,092
   Less accumulated depreciation                      (6,193)        6,899

                                                                   $10,328

Liabilities and Partners' Capital
 Accounts payable                                                  $   395
 Tenant security deposits                                               54
 Other liabilities                                                      58
 Mortgage note payable (Note F)                                      2,325
Partners' (Deficit) Capital
 General partner                                     $  (171)
 Corporate limited partner on behalf
   of the Unitholders - (129,266 Units
   issued and 128,810 outstanding)                     7,667         7,496

                                                                   $10,328

                 See Accompanying Notes to Financial Statements



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                         Years Ended
                                                         December 31,
                                                        1997     1996
Revenues:
  Rental income                                       $2,069    $2,093
  Other income                                           219       167
  Gain on sale of investment property (Note I)           437        --

     Total revenues                                    2,725     2,260

Expenses:
  Operating                                            1,062       881
  General and administrative                             238       293
  Depreciation                                           502       514
  Interest                                               184       191
  Property taxes                                         169       163
  Bad debt expense                                        29        96

     Total expenses                                    2,184     2,138


Income before extraordinary item                         541       122

Extraordinary loss on early
  extinguishment of debt (Note E)                         --      (231)

Net income (loss)                                     $  541    $ (109)

Net income (loss) allocated to general partner (1%)   $    5    $   (1)

Net income (loss) allocated to limited partners (99%)    536      (108)

                                                      $  541    $ (109)

Net income per Unit of Depository Receipt:
 Income before extraordinary item                       4.16       .94
 Extraordinary loss on early
    extinguishment of debt                                --     (1.78)

Net income (loss) per Unit of Depository Receipt:     $ 4.16    $ (.84)

                 See Accompanying Notes to Financial Statements


                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
            STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                   YEARS ENDED DECEMBER 31, 1997 AND 1996
                      (in thousands, except unit data)



                                                    Unitholders
                               Units of              Units of
                              Depository   General  Depository
                                Receipt    Partner    Receipt     Total

Original capital contributions   129,266  $     1     $32,317    $32,318

Partners' (deficit) capital
  at December 31, 1995           128,810  $  (155)    $ 9,219    $ 9,064

Distributions paid                    --      (10)       (990)    (1,000)

Net loss for the year ended
 December 31, 1996                    --       (1)       (108)      (109)

Partners' (deficit) capital at
 December 31, 1996               128,810     (166)      8,121      7,955

Distributions paid                    --      (10)       (990)    (1,000)

Net income for the year ended
 December 31, 1997                    --        5         536        541

Partners' (deficit) capital at
 December 31, 1997               128,810  $  (171)    $ 7,667    $ 7,496

               See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                            1997        1996
Cash flows from operating activities:
  Net income (loss)                                       $   541     $  (109)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                              502         514
    Amortization of lease commissions, discounts
      and loan costs                                           56          43
    Extraordinary loss on early extinguishment of debt         --         231
    Gain on sale of investment property                      (437)         --
    Bad debt expense                                           29          96
    Change in accounts:
      Receivables and deposits                                 44         (24)
      Other assets                                           (122)        (54)
      Accounts payable                                         10          88
      Tenant security deposit liabilities                      (7)          9
      Accrued taxes                                           (47)         47
      Other liabilities                                       (24)         (8)

        Net cash provided by operating activities             545         833


Cash flows from investing activities:
  Proceeds from sale of investment property                 1,287          --
  Property improvements and replacements                     (128)       (152)
  Proceeds from sale of investments                           447          --
  Net receipts from (deposits to) restricted escrows           47        (189)

        Net cash provided by (used in) investing
           activities                                       1,653        (341)

Cash flows from financing activities:
  Payments on mortgage note payable                            --         (50)
  Repayment of mortgage note payable                           --      (2,061)
  Proceeds from long-term borrowings                           --       2,325
  Loan costs paid                                             (11)        (90)
  Distributions to partners                                (1,000)     (1,000)

        Net cash used in financing activities              (1,011)       (876)

Net increase (decrease) in cash and cash equivalents        1,187        (384)

Cash and cash equivalents at beginning of period            1,583       1,967

Cash and cash equivalents at end of period                $ 2,770     $ 1,583

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   170     $   164
Supplemental disclosure of non-cash investing activity:
  Property improvements and replacements included
      in accounts payable                                 $   281     $    --

                 See Accompanying Notes to Financial Statements



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to acquire and operate commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depository Corporation (the "Corporate Limited Partner"), which serves as depository of certain Units of Depository Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' capital (deficit) is herein represented as an interest of the Unitholders. As of December 31, 1997, the Partnership owned one residential and two commercial properties, all of which are located near major urban areas in the United States.

At the time of the Partnership's formation, CCEC was the sole general partner of the Partnership, and the Corporate Limited Partner was a wholly-owned subsidiary of CCEC. In 1988, Southmark Corporation ("Southmark") gained control of CCEC.
In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As part of its reorganization plan, ConCap Equities, Inc. ("General Partner" or "CEI") acquired CCEC's general partner interest in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and acquired the stock of the corporate limited partner, replacing CCEC as managing general partner in all 16 partnerships.

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1997, Insignia Properties Trust, an affiliate of Insignia, owned 100% of the outstanding stock of CEI. At December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned 11,632 Units of the Partnership. Subsequent to December 31, 1997, Insignia Properties, L.P. purchased an additional 13,985.5 Units of the Partnership.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina, 29602.

Cash and cash equivalents:

Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities of 90 days or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant security deposits: The Partnership requires security deposits from new lessees for the duration of the lease and such deposits totaling $118,000 at December 31, 1997, are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 28 years.

Effective December 31, 1996, the Florida #6 Mini-Warehouse was classified as an investment property held for sale and no additional depreciation expense was recorded during the period the assets were held for sale. This property was sold in May 1997, See Note L.

Investments

The Partnership accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments, consisting primarily of U.S. Treasury notes with original maturities more than ninety days, are considered to be held-to-maturity securities. As the investments' fair value approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. The cost of investments sold is determined using the specific identification method.

The investments matured as follows (dollar amounts in thousands):


  Description                     Cost        Maturity
  U.S. Treasury Note            $  447        October 1997



Fair Value

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment Properties

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were recorded.

Investment Property Held for Sale

At December 31, 1996, the Partnership classified its one-third undivided interest in the Florida #6 Mini-Warehouses as an investment property held for sale. In accordance with SFAS Statment No. 121, the property was recorded at the lower of its carrying amount or its fair value less costs to sell. For the year ended December 31, 1996, the property realized total net income of approximately $91,000.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderhill, Florida (see "Note I"). The Partnership's share of the net proceeds was approximately $1,287,000, after payment of closing costs. As a result of the sale, the Partnership realized a gain on the sale of approximately $437,000 during the second quarter of 1997.

Rental Income

The Partnership leases its residential property and its commercial mini-warehouse under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. The commercial office property leases generally are from one to five years in duration. Rental income is recognized on a straight-line basis over the life of the applicable leases.

Deferred Loan Costs

Deferred loan costs of approximately $85,000 are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized deferred loan costs are included in other assets.

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

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $51,000 and $39,000 for the years ended December 31, 1997 and 1996, respectively.

Units of Depository Receipt

The Corporate Limited Partner, an affiliate of the General Partner, serves as a depository of the Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the Unitholders to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partners' (deficit) capital is herein represented as an interest of the Unitholder.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the partnership activities, as provided for in the partnership agreement.

The following transactions with affiliates of the General Partner were incurred in 1997 and 1996:


                                             1997           1996
                                                (in thousands)
Property management fees (included
  in operating expenses)                     $108           $ 95
Reimbursement for services of
  affiliates including $31,000
  and $8,000 in construction
  services reimbursements in 1997 and
  1996, respectively (included in
  investment property and general
  and administrative and operating
  expenses)                                   125            121


The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $98,000 were paid to the General Partner and its affiliates for each of the years ended December 31, 1997 and 1996, respectively, and are included in general and administrative expenses.

During 1997, the Partnership paid, to an affiliate of the General Partner, approximately $25,000 in reimbursements relating to the sale of the Florida #6 Mini-Warehouse.

The Partnership has paid leasing commissions of approximately $45,000 and $6,000 during the years ended December 31, 1997 and 1996, respectively, to an affiliate of the General Partner. Leasing commissions are capitalized and amortized over the lives of the respective leases. Unamortized leasing commissions are included in other assets.

In addition, during 1996, the Partnership paid approximately $12,000 to affiliates of the General Partner for reimbursement of services related to the Cedar Brooke loan refinancing (see "Note E"). These charges have been capitalized as loan costs and are being amortized over the life of the loan. Unamortized loan costs are included in other assets.

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

On December 19, 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 39,000 units of the outstanding units of limited partnership interest in the Partnership, at $68.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997, (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on
Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. During February 1998, the tender offers were completed and an affiliate of Insignia tendered 13,985.5 units of limited partnership interest in the Partnership.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $2,824,000 at December 31, 1997, exceeded the Partnership's reserve requirement of approximately $1,385,000.

NOTE D - DISTRIBUTIONS

In September 1997, the Partnership paid distributions attributable to sales proceeds from the sale of the Florida #6 Mini-Warehouse (See "Note L") of approximately $990,000 or $7.69 per Unit to the Unitholders along with a corresponding $10,000 General Partner distribution.

In March 1996, the Partnership paid distributions attributable to cash flow from operations of approximately $490,000 or $3.81 per Unit to the Unitholders along with a corresponding General Partner distribution of $5,000. In September 1996, the Partnership paid distributions of approximately $500,000 or $3.88 per Unit to the Unitholders, along with a corresponding General Partner distribution of approximately $5,000.

NOTE E - REFINANCING

In November of 1996 the Partnership refinanced the mortgage note of approximately $2,061,000, secured by the Cedar Brooke Apartments. Accordingly, this debt is no longer regulated by the U.S. Department of Housing and Urban Development. Under the terms of the financing agreement, the new mortgage indebtedness of $2,325,000 requires monthly interest only payments at a stated interest rate of 7.33% with a balloon payment due November 1, 2003. A loss on refinancing of approximately $231,000 resulting from the write-off of unamortized mortgage discounts and loan costs was realized in 1996. As a result of the refinancing, a capital improvement reserve of approximately $303,000 was established and approximately $90,000 of loan costs were incurred in 1996, and an additional $11,000 of loan costs were incurred in 1997. These loan costs are being amortized over the life of the loan. The balance in the capital improvement reserve is approximately $262,000 at December 31, 1997.

NOTE F - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows (dollar amounts in thousands):


                         Principal    Monthly                        Principal
                         Balance At   Payment    Stated               Balance
                        December 31, Including  Interest  Maturity     Due At
Property                    1997     Interest     Rate      Date      Maturity

Cedar Brooke Apartments
 1st mortgage              $2,325     $14(a)      7.33%     11/03      $2,325

(a) Interest-only payment.

The estimated fair value of the Partnerships' debt approximates its carrying value of $2,325,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions. There are no scheduled maturities of principal during the next five years. A balloon payment of $2,325,000 representing principal is due in 2003. The mortgage note requires a prepayment penalty if repaid prior to the maturity date.

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

The future minimum rental payments at the Partnership's commercial property to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):


      Years Ending December 31,
            1998                        $    454
            1999                             378
            2000                             348
            2001                             252
            2002 - Thereafter                320
                                        $  1,752


NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                           Initial Cost
                                           To Partnership
                                                               Cost
                                                Buildings   Capitalized
                                               and Related (Written off)
                                                Personal   Subsequent to
Description              Encumbrances  Land     Property    Acquisition
(in thousands)

Cedar Brooke Apartments   $2,325      $  275    $ 4,040      $  (157)
Florida #11
   Mini-Warehouse             --         979      1,741           28
Phoenix Business Campus       --         496      6,148         (458)

      Totals              $2,325      $1,750    $11,929      $  (587)

                            Gross Amount At Which Carried
                                At December 31, 1997
                                 Buildings
                                And Related
                                  Personal         Accumulated    Date   Depreciable
Description                Land   Property   Total Depreciation Acquired  Life-Years
(amounts in thousands)
Cedar Brooke Apartments   $  213 $ 3,945    $ 4,158   $2,700     2/27/87     5-19
Florida #11 Mini-Warehouse   979   1,769      2,748      651    10/15/90     5-20
Phoenix Business Campus      379   5,807      6,186    2,842     8/26/86     5-28

     Totals               $1,571 $11,521    $13,092   $6,193

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                                     Years Ended December 31,
                                                        1997         1996
Investment Properties
Balance at beginning of year                          $12,683      $13,624
  Property improvements                                   409          152
  Reclassification of investment property
    held for sale                                          --       (1,093)

Balance at End of Year                                $13,092      $12,683

Accumulated Depreciation
Balance at beginning of year                          $ 5,691      $ 5,420
   Additions charged to expense                           502          514
   Reclassification of investment property
    held for sale                                          --         (243)

Balance at end of year                                $ 6,193      $ 5,691


The aggregate cost of the Partnership's investment properties for Federal income tax purposes at December 31, 1997 and 1996, respectively, is approximately $13,934,000 and $14,596,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, respectively, is approximately $6,305,000 and $5,828,000.

NOTE I - SALE OF INVESTMENT PROPERTY HELD FOR SALE

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", at December 31, 1996, the Partnership classified its one-third undivided interest in the Florida #6 Mini-Warehouse as an investment property held for sale. The property was recorded at the lower of its carrying amount or its fair market value less costs to sell.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderhill, Florida, to an unaffiliated party. The Partnership's share of the net proceeds was approximately $1,287,000, after payment of closing costs. The Partnership realized a gain of approximately $437,000 on the sale during the second quarter of 1997.

The sales transaction is summarized as follows (amounts in thousands):

Cash proceeds received                         $1,287
Net real estate (1)                              (850)
  Gain on sale of investment property          $  437

(1) Real estate at cost, net of accumulated depreciation of $243,000.


NOTE J - FIRE DAMAGE

In the fourth quarter of 1997, there was a fire at Cedar Brooke Apartments that caused extensive damage to the clubhouse. Estimated insurance proceeds of $200,000 to be received approximate the estimated costs to be incurred to rebuild the clubhouse.

NOTE K - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income or loss and Federal taxable income (in thousands, except unit data):

                                           1997            1996

Net income (loss) as reported            $  541          $ (109)
Add (deduct):
   Depreciation differences                (110)            (99)
   Unearned income                          (44)             26
   Allowance for bad debt                   (95)             --
   Other                                      3             340
   Gain on sale of property                 (85)             --
   Accruals and prepaids                     21              30

Federal taxable income                   $  231          $  188

Federal taxable income
per Unit of Depository Receipt           $ 1.78          $ 1.45

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                      $ 7,496
Land and buildings                              842
Accumulated depreciation                       (112)
Syndication and distribution costs            3,825
Other                                            51
   Net assets - Federal tax basis           $12,102


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. Concap Equities, Inc. ("CEI" or the "General Partner") manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of the General Partner their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

William H. Jarrard, Jr.             51                   President & Director

Ronald Uretta                       41                   Vice President
                                                         & Treasurer

Martha L. Long                      38                   Controller

Robert D. Long, Jr.                 30                   Vice President

Daniel M. LeBey                     32                   Vice President
                                                         & Secretary

Kelley M. Buechler                  40                   Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the General Partner since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporation, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the General Partner since January 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel.
From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1994 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements, Note B - Related Party Transactions", for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

     Except as provided below, at February 28, 1998, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                    Number of            Percent
     Name and Address                 Units              of total

     Insignia Properties, LP         25,617.5             19.89%
     One Insignia Financial Plaza
     Greenville, SC 29602

     Insignia Properties, L.P. is an affiliate of Insignia.

(b)  Beneficial Owners of Management

     Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)  Changes in Control

     Beneficial Owners of CEI

     As of December 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                   NUMBER OF             PERCENT
     NAME AND ADDRESS              CEI SHARES            OF TOTAL

     Insignia Properties Trust       100,000               100%
     One Insignia Financial Plaza
     Greenville, SC 29602

     Insignia Properties Trust is an affiliate of Insignia. (See "Item 1")

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided for in the partnership agreement.

The following transactions with affiliates of the General Partner were incurred in 1997 and 1996:


                                             1997           1996
                                                (in thousands)

Property management fees                     $108           $ 95

Reimbursement for services of
  affiliates including $31,000
  and $8,000 in construction
  services reimbursements in 1997 and
  1996, respectively                          125            121


The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $98,000 were paid to the General Partner and its affiliates for each of the years ended December 31, 1997 and 1996, respectively.

During 1997, the Partnership paid, to an affiliate of the General Partner, approximately $25,000 in reimbursements relating to the sale of the Florida #6 Mini-Warehouse.

The Partnership has paid leasing commissions of approximately $45,000 and $6,000 during the years end December 31, 1997 and 1996, respectively, to an affiliate of the General Partner. Leasing commissions are capitalized and amortized over the lives of the respective leases.

In addition, during 1996, the Partnership paid approximately $12,000 to affiliates of the General Partner for reimbursement of services related to the Cedar Brooke loan refinancing. These charges have been capitalized as loan costs and are being amortized over the life of the loan.

For the period January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On December 19, 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 39,000 units of the outstanding units of limited partnership interest in the Partnership, at $68.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997, (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on
Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. During February 1998, the tender offers were completed and an affiliate of Insignia tendered 13,985.5 units of limited partnership interest in the Partnership.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         See Exhibit Index contained herein for listing of exhibits.

   (b)   Reports on Form 8-K filed during the fourth quarter of 1997:

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


                                JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                By:    CONCAP EQUITIES, INC.
                                       General Partner

                                By:    /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President/Director

                                By:    /s/Ronald Uretta
                                       Ronald Uretta
                                       Vice President/Treasurer

                                Date:  March 16, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.           President/Director
William H. Jarrard, Jr.


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

        10.12 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership, and JCIP Associates, Ltd. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

        10.15 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership, and JCIP Associates, Ltd. (Hayman Construction Management Agreement) (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

        10.16 Construction Management Cost Reimbursement Agreement dated October 1, 1991, by and between the Partnership and The Hayman Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

        10.29 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporate by reference to Form 8-K dated December 8, 1994)

        10.30 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

        10.31 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995)


        10.32 Multifamily Note dated November 1, 1996, between Johnstown/Consolidated Income Partners, a California limited partnership, and Lehman Brokers Holdings Inc.d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc. (Incorporated by reference to the annual report on Form 10-K for the year ended December 31, 1996)

        10.33 Agreement for Purchase and Sale of Existing Facilities dated March 19, 1997, executed by and between Johnstown/Consolidated Income Partners and Johnstown/Consolidated Income Partners/2, each a California limited partnership and Shurgard Storage Centers, Inc., a Delaware corporation, covering certain real property situated in Broward County, Florida (the "Property").

        10.34 Special Warranty Deed dated May 8, 1997, executed by Johnstown/Consolidated Income Partners and
                     Johnstown/Consolidated Income Partners/2, each a California limited partnership in favor of Shurgard Storage Center, Inc., a Delaware corporation.

        10.35 Assignment of Rental Agreements dated May 8, 1997, executed by Johnstown/Consolidated Income Partners and Johnstown/Consolidated Income Partners/2, each a California limited partnership and Shurgard Storage Center, Inc., a Delaware corporation.

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