Form 10QSB
period 1998-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1998-05-11
CIK 787621

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


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from.........to.........

                         Commission file number 0-16010


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
       (Exact name of small business issuer as specified in its charter)


       California                                             94-3004963
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           (Identification No.)

                  One Insignia Financial Plaza, P.O. Box 1089
                       Greenville, South Carolina  29602
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
                        (in thousands, except unit data)

                                 March 31, 1998

Assets
 Cash and cash equivalents                                                $ 1,787
 Receivables and deposits, net of allowance of $130                           124
 Restricted escrows                                                           278
 Other assets                                                                 333
 Investment properties:
   Land                                                     $ 1,571
   Buildings and related personal property                   11,547
                                                             13,118
   Less accumulated depreciation                             (6,231)        6,887

                                                                          $ 9,409

Liabilities and Partners' (Deficit) Capital
 Accounts payable                                                         $   196
 Tenant security deposit liabilities                                           53
 Accrued property taxes                                                        43
 Other liabilities                                                             54
 Notes payable                                                              2,325

Partners' (Deficit) Capital
 General partner                                            $  (179)
 Corporate limited partner on behalf
   of the Unitholders - (128,810 Units
    issued and outstanding)                                   6,917         6,738
                                                                              $ 9,409
                 See Accompanying Notes to Financial Statements

b)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended
                                                            March 31,
                                                        1998        1997
Revenues:
  Rental income                                        $ 571       $ 551
  Casualty gain                                          108          --
  Other income                                            64          38
     Total revenues                                      743         589

Expenses:
  Operating                                              233         223
  General and administrative                              65          52
  Depreciation                                           129         122
  Interest                                                46          46
  Property taxes                                          43          41
  Bad debt (recovery) expense                            (15)         10
     Total expenses                                      501         494

Net income                                             $ 242       $  95

Net income allocated to general partner (1%)           $   2       $   1

Net income allocated to limited partners (99%)           240          94

                                                       $ 242       $  95

Net income per Unit of Depositary Receipt              $1.86       $ .73

                 See Accompanying Notes to Financial Statements

c)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)

<captio>
                                                             Unitholders
                                                               Units of
                                    Units of                  Depositary
                                   Depositary     General      Receipt
                                     Receipt      Partner      (Note A)      Total
                                                                         <>
Original capital contributions     129,266       $    1      $32,317      $32,318

Partners' (deficit) capital
  at December 31, 1997             128,810       $ (171)     $ 7,667      $ 7,496

Net income for the three months
  ended March 31, 1998                  --            2          240          242

Distributions to partners               --          (10)        (990)      (1,000)

Partners' (deficit) capital at
  March 31, 1998                   128,810       $ (179)     $ 6,917      $ 6,738

                 See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   1998        1997
  Cash flows from operating activities:
    Net income                                                  $   242       $    95
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation                                                 129           122
       Amortization of lease commissions, discounts
         and loan costs                                              16            12
       Bad debt (recovery) expense                                  (15)           10
       Casualty gain                                               (108)           --
       Change in accounts:
         Receivables and deposits                                   (22)          (32)
         Other assets                                               (38)          (24)
         Accounts payable                                           (25)           (1)
         Tenant security deposit liabilities                         (1)           --
         Accrued property taxes                                      43            (5)
         Other liabilities                                           (4)          (22)

       Net cash provided by operating activities                    217           155

  Cash flows from investing activities:
    Property improvements and replacements                         (358)          (17)
    Net deposits to restricted escrows                              (17)          (18)
    Proceeds from insurance on casualty                             175            --

       Net cash used in investing activities                       (200)          (35)

  Cash flows from financing activities:
    Loan costs paid                                                  --           (11)
    Distributions to partners                                    (1,000)           --

       Net cash used in financing activities                     (1,000)          (11)

  Net (decrease) increase in cash and cash equivalents             (983)          109

  Cash and cash equivalents at beginning of period                2,770         1,583

  Cash and cash equivalents at end of period                    $ 1,787       $ 1,692

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $    43       $    43

                 See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

Units of Depositary Receipt

Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner, serves as a depositary of certain Units of Depositary Receipt ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the Unitholders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partners' (deficit) capital is herein represented as an interest of the Unitholder.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred on behalf of the Partnership.

The following transactions with affiliates of the General Partner were incurred for the three months ended March 31, 1998 and 1997:

                                                             1998          1997
                                                               (in thousands)

Property management fees (included in operating expenses)  $    29       $   28

Leasing commissions (included in other assets)                  31            6

Reimbursement for services of affiliates including $6,000
  and $16,000 in construction services reimbursements in
  1998 and 1997, respectively (included in investment
  property and general and administrative and operating
  expenses)                                                     30           41

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro rated for the short-year period of ownership. Under this provision, fees of approximately $24,000 were paid to the General Partner and its affiliates for each of the three months ended March 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On December 19, 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 39,000 units of the outstanding units of limited partnership interest in the Partnership, at $68.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997, (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. During February 1998, the tender offers were completed and an affiliate of Insignia purchased 13,985.5 units of limited partnership interest in the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $1,841,000 at March 31, 1998, exceeded the Partnership's reserve requirement of approximately $1,385,000.

NOTE D - DISTRIBUTIONS

In March of 1998, the Partnership paid distributions attributable to cash flow from operations of approximately $1,000,000. During the three months ended March 31, 1997, no distributions were declared or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and two commercial properties. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                     Average Occupancy
                                                    1998            1997
Cedar Brooke Apartments
  Independence, Missouri                            96%             97%

Florida #11 Mini-Warehouse
  Davie, Florida                                    97%             99%

Phoenix Business Campus
  College Park, Georgia                             75%             70%

The increase in occupancy at Phoenix Business Campus is due to the lease of 3,261 square feet, which was vacant until mid-November, 1997. Also, another tenant increased its square footage by 5,592 square feet.

The Partnership realized net income of approximately $242,000 for the three months ended March 31, 1998, compared to net income of approximately of $95,000 for the three months ended March 31, 1997. The increase in net income is primarily due to an increase in revenues. Rental income increased as a result of the increase in occupancy at Phoenix Business Campus and the increase in rental rates at all of the investment properties. Additionally, there was an increase in other income attributable to an increase in interest earned due to higher cash balances held for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Also, for the three months ended March 31, 1998, there was a casualty gain related to a fire at Cedar Brooke Apartments (see discussion below). Total expenses remained consistent for the three months ended March 31, 1998 and 1997. General and administrative expenses increased slightly due to an increase in reimbursements for services of affiliates. This increase was partially offset by a recovery on bad debt at Phoenix Business Campus.

In the fourth quarter of 1997, there was a fire at Cedar Brooke Apartments that caused extensive damage to the clubhouse. Insurance proceeds of approximately $175,000 were received and replacement efforts began during the three months ended March 31, 1998. The Partnership recorded a casualty gain of approximately $108,000 as a result of combining the proceeds received less the write off of the undepreciated balance of the assets destroyed in the fire.

There were no significant expenditures for major repairs and maintenance during the three months ended March 31, 1998. For the three months ended March 31, 1997, approximately $19,000 of major repairs and maintenance, comprised primarily of construction oversight costs related to the ongoing repair projects at Cedar Brooke Apartments, is included in operating expenses.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $1,787,000 compared to approximately $1,692,000 at March 31, 1997. Cash and cash equivalents had a net decrease of approximately $983,000 for the three months ended March 31, 1998 as compared to a net increase of approximately $109,000 for the same period in 1997. Net cash provided by operating activities increased primarily due to the increase in net income, as discussed above, partially offset by a decrease in accounts payable caused by the timing of payments. Net cash used in investing activities increased as a result of increased property improvements and replacements due primarily to tenant improvements at Phoenix Business Campus and also to the commencement of reconstruction of the clubhouse at Cedar Brooke Apartments. The increase in property improvements and replacements was partially offset by insurance proceeds received. The increase in net cash used in financing activities is attributed to the cash distribution to partners during the three months ended March 31, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,325,000, which carries a stated interest rate of 7.33% (interest only) matures in November 2003, at which time the debt will either be refinanced or the related property (Cedar Brooke Apartments) sold.
The Partnership made a distribution to the partners of $1,000,000 in March 1998. No cash distributions were declared or paid during the three months ended March 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In March 1998, the Partnership and its General Partner were named as defendants in a lawsuit brought by a limited partner of the Partnership alleging that the General Partner has failed to perform its contractual obligations under the Partnership Agreement. The General Partner believes that there is no merit to the suit and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial conditions, or operations of the Partnership.

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



                        Date:  May 11, 1998