Form 10QSB
period 1998-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1998-08-14
CIK 787621

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


                  For the quarterly period ended June 30, 1998


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
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
 Cash and cash equivalents                                            $ 1,729
 Receivables and deposits, net of allowance of $127                       192
 Restricted escrows                                                       295
 Other assets                                                             392
 Investment properties:
   Land                                                     $ 1,571
   Buildings and related personal property                   11,801
                                                             13,372
   Less accumulated depreciation                             (6,365)    7,007

                                                                      $ 9,615

Liabilities and Partners' (Deficit) Capital
 Accounts payable                                                     $   117
 Tenant security deposit liabilities                                       54
 Accrued property taxes                                                    85
 Other liabilities                                                         68
 Notes payable                                                          2,325

Partners' (Deficit) Capital
 General partner                                            $  (176)
 Corporate limited partner on behalf
   of the Unitholders - (128,810 Units
    issued and outstanding)                                   7,142     6,966
                                                                      $ 9,615

                 See Accompanying Notes to Financial Statements

b)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                             For the Three Months Ended  For the Six Months Ended
                                        June 30,                 June 30,
                                   1998        1997          1998        1997
Revenues:
  Rental income                  $  546      $  531        $ 1,117     $ 1,082
  Other income                       80          59            144          97
  Casualty gain                     107          --            215          --
  Gain on sale of investment
    property                         --         437             --         437
     Total revenues                 733       1,027          1,476       1,616
Expenses:
  Operating                         211         229            444         452
  General and administrative         74          63            139         115
  Depreciation                      135         122            264         244
  Interest                           46          46             92          92
  Property taxes                     42          37             85          78
  Bad debt (recovery) expense        (3)         38            (18)         48
    Total expenses                  505         535          1,006       1,029

Net income                       $  228      $  492        $   470     $   587

Net income allocated to
  general partner (1%)           $    2      $    5        $     5     $     6
Net income allocated to
  limited partners (99%)            226         487            465         581

Net income                       $  228      $  492        $   470     $   587

Net income per Unit of
  Depository Receipt             $ 1.75      $ 3.78        $  3.61     $  4.51
Distributions per Unit of
  Depository Receipt             $   --      $   --        $  7.69     $    --

                 See Accompanying Notes to Financial Statements

c)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Unitholders
                                                         Units of
                                  Units of              Depositary
                                 Depositary   General     Receipt
                                   Receipt    Partner    (Note A)      Total

Original capital contributions     129,266    $    1    $32,317      $32,318

Partners' (deficit) capital
  at December 31, 1997             128,810    $ (171)   $ 7,667      $ 7,496

Net income for the six months
  ended June 30, 1998                   --         5        465          470

Distributions to partners               --       (10)      (990)      (1,000)

Partners' (deficit) capital at
  June 30, 1998                    128,810    $ (176)   $ 7,142      $ 6,966

                 See Accompanying Notes to Financial Statements

d)                   JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                  1998       1997
  Cash flows from operating activities:
    Net income                                                  $   470     $   587
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation                                                 264         244
       Amortization of lease commissions
         and loan costs                                              31          24
       Gain on sale of investment property                           --        (437)
       Bad debt (recovery) expense                                  (18)         48
       Casualty gain                                               (215)         --
       Change in accounts:
         Receivables and deposits                                   (59)        (67)
         Other assets                                              (112)         (6)
         Accounts payable                                          (286)        (88)
         Tenant security deposit liabilities                         --           2
         Accrued property taxes                                      85          23
         Other liabilities                                           10           4

       Net cash provided by operating activities                    170         334

  Cash flows from investing activities:
    Proceeds from sale of investment property                        --       1,287
    Property improvements and replacements                         (431)        (29)
    Net deposits to restricted escrows                              (34)         (8)
    Net insurance proceeds from casualty gain                       254          --

       Net cash (used in) provided by investing activities         (211)      1,250

  Cash flows from financing activities:
    Loan costs paid                                                  --         (11)
    Distributions to partners                                    (1,000)         --

       Net cash used in financing activities                     (1,000)        (11)

  Net (decrease) increase in cash and cash equivalents           (1,041)      1,573

  Cash and cash equivalents at beginning of period                2,770       1,583

  Cash and cash equivalents at end of period                    $ 1,729     $ 3,156

  Supplemental disclosure of cash flow information
    Cash paid for interest:                                     $    85     $    85

                 See Accompanying Notes to Financial Statements


e)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred on behalf of the Partnership. The following transactions with affiliates of the General Partner were incurred for the six months ended June 30, 1998 and 1997:

                                                              1998      1997
                                                              (in thousands)

Property management fees (included in operating expenses)     $ 58       $ 57

Reimbursement for services of affiliates (included in
   general and administrative expense)                          47         43


The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro rated for the short-year period of ownership. Under this provision, fees of approximately $46,000 and $49,000 were paid to the General Partner and its affiliates for the six months ended June 30, 1998 and 1997, respectively, and are included in general and administrative expense.

In addition to the reimbursement for services of affiliates, there were $13,000 and $20,000 of construction oversight costs for the six months ended June 30, 1998 and 1997, respectively. These amounts are included in investment property and operating expense. Also, lease commissions of $78,000 and $6,000 for the six months ended June 30, 1998 and 1997, respectively, were paid to affiliates and are included in other assets.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $1,784,000 at June 30, 1998, exceeded the Partnership's reserve requirement of approximately $1,385,000.

NOTE D - DISTRIBUTIONS

During the six months ended June 30, 1998, the Partnership paid distributions attributable to cash flow from operations of approximately $1,000,000. During the six months ended June 30, 1997, no distributions were declared or paid.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and two commercial properties. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                    Average Occupancy
                                                   1998            1997
Cedar Brooke Apartments
  Independence, Missouri                            95%             97%

Florida #11 Mini-Warehouse
  Davie, Florida                                    96%             99%

Phoenix Business Campus
  College Park, Georgia                             71%             70%

The Partnership realized net income of approximately $228,000 and $470,000 for the three and six months ended June 30, 1998, respectively, compared to net income of approximately of $492,000 and $587,000 for the three and six months ended June 30, 1997, respectively. The decrease in net income is primarily due to an overall decrease in revenues attributable to the gain on the sale of the Florida #6 Mini-Warehouse recorded during the six months ended June 30, 1997 (see discussion below). Partially offsetting this decrease in revenue was an increase in rental income related to increased rental rates at all of the investment properties and an increase in other income attributable to lease cancellation fees received from a tenant at Phoenix Business Campus. In addition, for the six months ended June 30, 1998, there was a casualty gain related to a fire at Cedar Brooke Apartments (see discussion below) and a recovery on bad debt at Phoenix Business Campus.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderdale, Florida (see Note E). The Partnership's share of the net proceeds was $1,287,000, after payment of closing costs. As a result of the sale, the Partnership realized a gain of $437,000 during the second quarter of 1997.

In the fourth quarter of 1997, there was a fire at Cedar Brooke Apartments that caused extensive damage to the clubhouse. Insurance proceeds of approximately $254,000 were received and replacement efforts began during the first part of 1998. The Partnership recorded a casualty gain of approximately $215,000 as a result of combining the proceeds received less the write off of the undepreciated balance of the assets destroyed in the fire.

For the six months ended June 30, 1998, approximately $7,000 of major repairs and maintenance, comprised primarily of construction oversight costs, is included in operating expense. For the six months ended June 30, 1997, approximately $45,000 of major repairs and maintenance, comprised primarily of exterior building improvements and construction oversight costs related to repair projects at Cedar Brooke Apartments, is included in operating expense.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $1,729,000 compared to approximately $3,156,000 at June 30, 1997. Cash and cash equivalents had a net decrease of approximately $1,041,000 for the six months ended June 30, 1998 as compared to a net increase of approximately $1,573,000 for the same period in 1997. Net cash provided by operating activities decreased primarily due to a large decrease in accounts payable and an increase in other assets. Accounts payable decreased due to the payment of tenant improvements at Phoenix Business Campus while other assets increased as a result of an increase in lease commissions, primarily due to a new tenant that is scheduled to move in at Phoenix Business Campus. Net cash used in investing activities increased as a result of increased property improvements and replacements primarily attributable to the reconstruction of the clubhouse at Cedar Brooke Apartments and tenant improvements at Phoenix Business Campus. In addition, the Partnership received sales proceeds due to the sale of the Florida #6 Mini-Warehouse in 1997. These unfavorable variances were partially offset by insurance proceeds received related to the Cedar Brooke casualty. The increase in net cash used in financing activities can be attributed to the cash distribution paid to partners during the six months ended June 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,325,000, which carries a stated interest rate of 7.33% (interest only) matures in November 2003, at which time the debt will either be refinanced or the related property (Cedar Brooke Apartments) sold. During the six months ended June 30, 1998, the Partnership made a distribution to the partners of $1,000,000. No cash distributions were declared or paid during the six months ended June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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



                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner believes the action to be without merit, and intends to vigorously defend it.

In March 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believed the claim to be without merit and intends to vigorously defend the claims.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs alledgedly own interests and which Inisgnia affliates alledgedly manager or control (the "Subject Partnerships"). The complaint names as defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Partnership was only recently served with the complaint and has not yet responded to it. The Partnership believes the claims to be without merit and intends to defend the action vigorously.

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


                        JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                        By:   CONCAP EQUITIES, INC.
                              Its General Partner



                        By:   /s/ William H. Jarrard, Jr.
                              William H. Jarrard, Jr.
                              President and Director



                        By:   /s/ Ronald Uretta
                              Ronald Uretta
                              Vice President/Treasurer


                        Date: August 14, 1998