Form 10QSB
period 1998-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1998-11-12
CIK 787621

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


               For the quarterly period ended September 30, 1998


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

                                55 Beattie Place
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
                        (in thousands, except unit data)

                               September 30, 1998


Assets
 Cash and cash equivalents                                                $ 1,817
 Receivables and deposits, net of allowance of $127                           249
 Restricted escrows                                                           193
 Other assets                                                                 431
 Investment properties:
   Land                                                     $ 1,571
   Buildings and related personal property                   11,892
                                                             13,463
   Less accumulated depreciation                             (6,498)        6,965


                                                                          $ 9,655

Liabilities and Partners' (Deficit) Capital
 Accounts payable                                                         $    15
 Tenant security deposit liabilities                                           56
 Accrued property taxes                                                       128
 Other liabilities                                                             79
 Notes payable                                                              2,325

Partners' (Deficit) Capital
 General partner                                            $  (175)
 Corporate limited partner on behalf
   of the Unitholders - (128,810 Units
    issued and outstanding)                                   7,227         7,052
                                                                          $ 9,655

                 See Accompanying Notes to Financial Statements

b)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                               For the Three Months Ended    For the Nine Months Ended
                                       September 30,                 September 30,
                                    1998           1997           1998           1997
Revenues:
  Rental income                   $  553        $  486          $1,670          $1,568
  Other income                        39            61             183             158
  Casualty gain                       11            --             226              --
  Gain on sale of investment
    property                          --            --              --             437
     Total revenues                  603           547           2,079           2,163

Expenses:
  Operating                          234           264             678             716
  General and administrative          61            58             200             173
  Depreciation                       133           125             397             369
  Interest                            46            45             138             137
  Property taxes                      43            34             128             112
  Bad debt (recovery) expense         --           (16)            (18)             32
    Total expenses                   517           510           1,523           1,539

Net income                        $   86        $   37          $  556          $  624

Net income allocated to
  general partner (1%)            $    1        $   --          $    6          $    6

Net income allocated to
  limited partners (99%)              85            37             550             618

Net income                        $   86        $   37          $  556          $  624

Net income per Unit of
  Depositary Receipt              $  .66        $  .29          $ 4.27          $ 4.80
Distributions per Unit of
  Depositary Receipt              $   --        $ 7.69          $ 7.69          $ 7.69

                 See Accompanying Notes to Financial Statements

c)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)

                                                             Unitholders
                                                              Units of
                                    Units of                 Depositary
                                   Depositary     General      Receipt
                                    Receipt       Partner     (Note A)      Total

Original capital contributions     129,266       $    1      $32,317      $32,318

Partners' (deficit) capital
  at December 31, 1997             128,810       $ (171)     $ 7,667      $ 7,496

Net income for the nine months
  ended September 30, 1998              --            6          550          556

Distributions to partners               --          (10)        (990)      (1,000)

Partners' (deficit) capital at
  September 30, 1998               128,810       $ (175)     $ 7,227      $ 7,052

                 See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   1998        1997
  Cash flows from operating activities:
    Net income                                                  $   556       $   624
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation                                                 397           369
       Amortization of lease commissions
         and loan costs                                              47            37
       Gain on sale of investment property                           --          (437)
       Bad debt (recovery) expense                                  (18)           32
       Casualty gain                                               (226)           --
       Change in accounts:
         Receivables and deposits                                  (105)         (101)
         Other assets                                              (167)         (130)
         Accounts payable                                          (380)           11
         Tenant security deposit liabilities                          2             9
         Accrued property taxes                                     128            58
         Other liabilities                                           21           (23)

       Net cash provided by operating activities                    255           449

  Cash flows from investing activities:
    Proceeds from sale of investment property                        --         1,287
    Property improvements and replacements                         (530)          (90)
    Net receipts from (deposits to) restricted escrows               68           (19)
    Net insurance proceeds from casualty gain                       254            --

       Net cash (used in) provided by investing activities         (208)        1,178

  Cash flows from financing activities:
    Loan costs paid                                                  --           (11)
    Distributions to partners                                    (1,000)       (1,000)

       Net cash used in financing activities                     (1,000)       (1,011)

  Net (decrease) increase in cash and cash equivalents             (953)          616

  Cash and cash equivalents at beginning of period                2,770         1,583

  Cash and cash equivalents at end of period                    $ 1,817       $ 2,199

  Supplemental disclosure of cash flow information
    Cash paid for interest:                                     $   128       $   128

                 See Accompanying Notes to Financial Statements


e)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners, (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT").

The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred on behalf of the Partnership. The following transactions with affiliates of the General Partner were incurred for the nine months ended September 30, 1998 and 1997:


                                                            1998          1997
                                                              (in thousands)

Property management fees (included in operating expenses)   $ 86          $ 82

Reimbursement for services of affiliates (included in
  investment properties and general and                       87            88
  administrative and operating expenses) (1)

(1) Included in "Reimbursements for services of affiliates" are $17,000 and $23,000 of construction oversight costs for the nine months ended September 30, 1998 and 1997, respectively.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro rated for the short-year period of ownership. Under this provision, fees of approximately $68,000 and $73,000 were paid to the General Partner and its affiliates for the nine months ended September 30, 1998 and 1997, respectively, and are included in general and administrative expense.

In addition, lease commissions of $80,000 and $43,000 for the nine months ended September 30, 1998 and 1997, respectively, were paid to affiliates and are included in other assets.

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

On December 19, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 39,000 units of the outstanding units of limited partnership interest in the Partnership, at $68.00 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 13,985.5 units of limited partnership interest in the Partnership.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $1,873,000 at September 30, 1998, exceeded the Partnership's reserve requirement of approximately $1,385,000.

NOTE D - DISTRIBUTIONS

During the nine months ended September 30, 1998, the Partnership paid distributions attributable to cash flow from operations of approximately $1,000,000. During the nine months ended September 30, 1997, the Partnership paid distributions of approximately $1,000,000 attributable to sales proceeds from the sale of the Florida #6 mini-warehouse (see "Note E").

NOTE E - SALE OF INVESTMENT PROPERTY HELD FOR SALE

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

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and two commercial properties. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                                                    Average Occupancy
                                                   1998            1997
Cedar Brooke Apartments
  Independence, Missouri                            94%             97%

Florida #11 Mini-Warehouse
  Davie, Florida                                    96%             99%

Phoenix Business Campus
  College Park, Georgia                             71%             66%

Occupancy at Cedar Brooke Apartments decreased due to increased rental rates and attractive mortgage rates resulting in increased home ownership. Florida #11 Mini-Warehouse's occupancy dropped for the nine months ended September 30, 1998 as compared to the same period in 1997 as a result of the nearby construction of a new mini-storage facility. The increase in occupancy at Phoenix Business Campus is directly attributable to greater demands for rental space due to nearby airport expansion, which has displaced many local businesses.

The Partnership realized net income of approximately $86,000 and $556,000 for the three and nine months ended September 30, 1998, respectively, compared to net income of approximately $37,000 and $624,000 for the three and nine months ended September 30, 1997, respectively. The decrease in net income for the comparable nine month periods is primarily due to an overall decrease in revenues attributable to the gain on the sale of the Florida #6 Mini-Warehouse recorded during the nine months ended September 30, 1997 (see discussion below). Excluding the gain on sale, net income increased by $369,000 for the comparable nine month periods. Rental income increased due to increased rental rates at all of the investment properties and an increase in other income attributable to lease cancellation fees received from a tenant at Phoenix Business Campus. In addition, for the nine months ended September 30, 1998, there was a casualty gain related to a fire at Cedar Brooke Apartments (see discussion below) and a recovery on bad debt at Phoenix Business Campus. Also, operating expense decreased for the nine months ended September 30, 1998 due to an exterior maintenance project at Cedar Brooke Apartments during the same period in 1997. Partially offsetting these gains were increases in depreciation, property taxes and general and administrative expenses. The increase in depreciation expense is attributable to the addition of approximately $570,000 of capital improvements and replacements at the Partnership's investment properties over the last twelve months. General and administrative expense increased due to increased professional fees for the comparable nine month periods.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderdale, Florida (see Note E). The Partnership's share of the net proceeds was $1,287,000, after payment of closing costs. As a result of the sale, the Partnership realized a gain of $437,000 during the second quarter of 1997.

In the fourth quarter of 1997, there was a fire at Cedar Brooke Apartments that caused extensive damage to the clubhouse. Insurance proceeds of approximately $254,000 were received during the first part of 1998 and reconstruction of the clubhouse is now complete. The Partnership recorded a casualty gain of approximately $226,000 as a result of combining the proceeds received less the write off of the undepreciated balance of the assets destroyed in the fire.

For the nine months ended September 30, 1998, approximately $32,000 of major repairs and maintenance, comprised primarily of parking lot repairs and construction oversight costs, is included in operating expense. For the nine months ended September 30, 1997, approximately $98,000 of major repairs and maintenance, comprised primarily of exterior building repairs and construction oversight costs related to repair projects at Cedar Brooke Apartments, is included in operating expense.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $1,817,000 compared to approximately $2,199,000 at September 30, 1997. Cash and cash equivalents had a net decrease of approximately $953,000 for the nine months ended September 30, 1998 as compared to a net increase of approximately $616,000 for the same period in 1997. Net cash provided by operating activities decreased primarily due to a large decrease in accounts payable. Accounts payable decreased due to the payment of tenant improvements at Phoenix Business Campus. This decrease was partially offset by an increase in accrued property taxes and other liabilities. Net cash used in investing activities increased as a result of increased property improvements and replacements primarily attributable to the reconstruction of the clubhouse at Cedar Brooke Apartments and tenant improvements at Phoenix Business Campus. In addition, the Partnership received sales proceeds due to the sale of the Florida #6 Mini-Warehouse in 1997. These unfavorable variances were partially offset by insurance proceeds received related to the Cedar Brooke casualty and an increase in net receipts from restricted escrows. Net cash used in financing activities remained constant for the nine months ended September 30, 1998 and 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of $2,325,000, which carries a stated interest rate of 7.33% (interest only) matures in November 2003. The General Partner will attempt to refinance such remaining indebtedness or sell the related property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. During each of the nine month periods ended September 30, 1998 and 1997, the Partnership made distributions to the partners of $1,000,000. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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



                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, the Managing General Partner was named in a legal action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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



                        JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                        By:   CONCAP EQUITIES, INC.
                              Its General Partner

                        By:   /s/Patrick Foye
                              Patrick Foye
                              Executive Vice President

                        By:   /s/Timothy R. Garrick
                              Timothy R. Garrick
                              Vice President - Accounting
                              (Duly Authorized Officer)



                        Date:  November 12, 1998