Form 10KSB
period 1998-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1999-03-30
CIK 787621

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from          to

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

 55 Beattie Place, P.O. Box 1089
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

State issuer's revenues for its most recent fiscal year:  $2,676,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant; and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None




                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. The Partnership is engaged in the business of operating and holding real properties for investment. On June 20, 1986, the Partnership commenced a public offering for the sale of $150,000,000 of Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,300,000 to the Partnership. By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four (4) properties, five (5) mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. Since its initial offering, the Registrant has not received, nor are Unitholders required to make, additional capital contributions. As of December 31, 1998, the Partnership held and operated two commercial properties and one residential property.

The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner and the Corporate Limited Partner shall together be called the "Partners." The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to such date.

The business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area could have a material effect on the rental market for the apartment and commercial space owned by the Partnership and the rents that may be charged for such properties and/or spaces. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

The Registrant has no employees. Partnership management and administrative services as well as property management services are provided by an affiliate of the General Partner, except for Phoenix Business Campus (see below). The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provided all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. As of October 1, 1998, property management services for Phoenix Business Campus are provided by an unaffiliated property manager.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfers of Control

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of the General Partner acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the General Partner affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the General Partner affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty,
Inc.   As of December 31, 1998, Insignia Properties Trust ("IPT"), an affiliate of the General Partner, owned 100% of the outstanding stock of CEI. As of December 31, 1998, Insignia Properties, L.P., owned 11,960 Units of the Partnership.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired control of the General Partner. In addition, AIMCO also acquired a 100% ownership interest in IPT, the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the properties held by the Partnership.

                            Date of
Property                    Purchase  Type of Ownership        Use

Cedar Brooke Apartments     02/27/87  Fee ownership subject Apartment
  Independence, Missouri              to first mortgage     158 units

Florida #11 Mini-Warehouse  10/15/90  Fee ownership         Storage Center
  Davie, Florida                                            64,240 sq.ft.

Phoenix Business Campus     08/26/86  Fee ownership         Office Building
  Atlanta, Georgia                                          79,854 sq.ft.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis:


                         Gross

                        Carrying Accumulated                         Federal

Property                 Value   Depreciation    Rate     Method    Tax Basis

                           (in thousands)                        (in thousands)


Cedar Brooke Apartments $ 4,437     $2,749     5-19 years   S/L     $ 2,490

Florida #11 Mini-

  Warehouse               2,751        739     5-20 years   S/L       2,302

Phoenix Business

  Campus                  6,532      3,121     5-28 years   S/L       2,743


       Total            $13,720     $6,609                          $ 7,535


See "Note A" to the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loan encumbering one of the Partnership's investment properties:


                         Principal                                 Principal

                         Balance At                                 Balance

                        December 31, Interest  Period   Maturity     Due At

Property                    1998       Rate   Amortized   Date    Maturity (2)

                           (in thousands)                        (in thousands)

Cedar Brooke Apartments

 1st mortgage              $2,325     7.33%      (1)     11/03       $2,325


(1)   Monthly payments of interest only at the stated rate until maturity.

(2) See "Item 7. Financial Statements - Note F" for information with respect to the Partnership's ability to prepay this loan and other specific terms of the loan.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                                       Average Annual                Average

                                        Rental Rates                Occupancy

Property                          1998               1997          1998   1997

Cedar Brooke Apartments    $ 6,486/per unit   $ 5,858/per unit      94%    97%

Florida #11 Mini-Warehouse  11.54/per sq. ft.  11.39/per sq. ft.    97%    98%

Phoenix Business Campus      8.97/per sq. ft.   7.72/per sq. ft.    71%    67%


The decrease in average occupancy at Cedar Brooke Apartments is due to the property's change from a HUD property in 1996 to a market rent property in 1997 and 1998. In 1998, the rents were drastically increased and thus caused the turnover of existing tenants.

The increase in average occupancy at the Phoenix Business Campus is due primarily to greater demands for rental space due to nearby airport expansion, which has displaced many local businesses.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other similar properties in the area. The General Partner believes that all of the properties are adequately insured and in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. With the exception of the Phoenix Business Campus, the properties' lease terms are for one year or less and no tenant leases 10% or more of the available rental space. See "Item 7. Financial Statements - Notes A and G" for information related to the commercial leases.

The following is a schedule of lease expirations for Phoenix Business Campus for the years 1999-2008:


                Number of                                   % of Gross

               Expirations   Square Feet    Annual Rent    Annual Rent

                                          (in thousands)

    1999            0               --        $ --               --

    2000            2            5,259          54             9.5%

    2001            2           20,674         203            35.5%

    2002            0               --          --               --

    2003            4           31,321         314            55.0%

  2004-2008         0               --          --               --

The following schedule reflects information on tenants leasing 10% or more of the leasable square footage of Phoenix Business Center:


                         Square

      Nature of          Footage      Annual Rent/      Lease

      Business           Leased       Square Foot     Expiration


Computer software       17,342           $9.84         9-30-03

Mortgage lender         16,684            9.74         9-30-01


SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property are as follows:


                                         1998           1998

                                       Billing          Rate

                                    (in thousands)

Cedar Brooke Apartments                  $49            6.4%

Florida #11 Mini-Warehouse                71            2.5%

Phoenix Business Campus (a)               46            1.0%


(a) The Partnership is currently appealing the increase in assessed values at Phoenix Business Campus.

CAPITAL IMPROVEMENTS:

Cedar Brooke Apartments

During 1998, the Partnership completed approximately $488,000 of capital improvements at Cedar Brooke Apartments consisting primarily of roof replacement, carpet replacement, lighting improvements, and clubhouse renovations related to the casualty which occurred in 1997. These improvements were funded primarily from insurance proceeds and capital and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, heating system upgrades, landscaping, flooring and roof replacements and other building improvements, which are expected to cost approximately $348,000.

Florida #11 Mini-Warehouse

In 1998, the Partnership expended approximately $2,000 for capital improvements at the property, primarily consisting of office equipment. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the near term. The General Partner is still in the process of determining what the 1999 capital improvements will consist of.

Phoenix Business Campus

During 1998, the Partnership completed approximately $347,000 of tenant improvements at Phoenix Business Campus. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $174,000 of capital improvements over the near term. For 1999, the Partnership has budgeted approximately $62,000 of capital improvements which include, but are not limited to, tenant improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, the Managing General Partner was named in a legal action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled Everest Properties LLC
v. Insignia Financial Group, Inc., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.MARKET FOR THE REGISTRANT'S UNITS OF DEPOSITORY RECEIPT AND RELATED SECURITY HOLDER MATTERS

No established public trading market for the Units exists nor is one expected to develop. As of December 31, 1998, the approximate number of holders of Units of Depositary Receipt was 2,188. Affiliates of the General Partner held 30,059.5 Units or 23.336% as of December 31, 1998.

In March 1998, the Partnership paid a distribution attributable to cash flow from operations of approximately $1,000,000 or $7.69 per Unit. In September 1997, the Partnership paid a distribution attributable to sales proceeds from the sale of Florida #6 Mini-Warehouse of approximately $1,000,000 or $7.69 per Unit. Cumulative distributions to Unitholders since the inception of the Partnership totaled approximately $14,190,000 at December 31, 1998. Future distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $639,000 for the year ended December 31, 1998 as compared to net income of approximately $541,000 for the corresponding period of 1997. The increase in net income is primarily attributable to an overall decrease in expenses partially offset by an overall decrease in total revenues. The decrease in overall expenses is primarily due to a decrease in operating expenses partially offset by increases in general and administrative and depreciation expenses. The decrease in operating expense can be attributed to the completion of an exterior maintenance project at Cedar Brooke Apartments in 1997. The increase in general and administrative expense is primarily due to increases in professional fees in 1998. Included in general and administrative expenses for the years ended December 31, 1998 and 1997, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The increase in depreciation expense is attributable to a full year of depreciation taken on approximately $409,000 of capital improvements and replacements added in 1997.

The decrease in overall revenues is attributable to the fact that there was no gain on sale recognized in 1997 on the sale of the Florida #6 Mini-Warehouse (see discussion below). The decrease in revenues was partially offset by an increase in rental income and the recognition of a casualty gain for the Cedar Brooke Apartments in 1998. Rental income increased due to increases in average annual rental rates at all of the Partnership's investment properties combined with a decrease in vacancy loss at the Phoenix Business Campus property, which is attributable to an increase in occupancy rate. The increase in the average annual rental rate at Cedar Brooke Apartments offset a slight decline in occupancy at the property.

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderhill, Florida (see "Item 7. Financial Statements - Note I"). The Partnership's share of the net proceeds was approximately $1,287,000, after payment of closing costs. As a result of the sale, the Partnership realized a gain on the sale of approximately $437,000 in 1997.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $1,754,000, compared to approximately $2,770,000 at December 31, 1997. The net decrease in cash and cash equivalents is due to approximately $657,000 of cash used in investing activities and approximately $1,000,000 of cash used in financing activities, which was offset by approximately $641,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and lease commissions offset by net withdrawals from escrow accounts maintained by the mortgage lender, and insurance proceeds received as a result of the casualty at Cedar Brooke Apartments. Cash used in financing activities consisted of distributions paid to partners. The Partnership invests its working capital reserves in money market accounts.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $1,811,000 at December 31, 1998, exceeded the Partnership's reserve requirement of approximately $1,338,500.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $348,000 of capital improvements for Cedar Brooke Apartments and approximately $62,000 of tenant improvements for Phoenix Business Campus in 1999. Budgeted capital improvements for Cedar Brooke include, but are not limited to, heating system upgrades, landscaping, flooring and roof replacement, and other building improvements. Budgeted capital improvements for Phoenix Business Campus include, but are not limited to, tenant improvements. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $2,325,000, which carries a stated interest rate of 7.33% (interest only), matures in 2003. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During each of the years ended December 31, 1998 and 1997, cash distributions of approximately $1,000,000 were paid to the partners. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS


Report of Ernst and Young, LLP, Independent Auditors

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
  1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements





               Report of Ernst & Young LLP, Independent Auditors



To the Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 1998, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999





                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

 Cash and cash equivalents                                        $ 1,754

 Receivables and deposits, net of allowance of $127                   178

 Restricted escrows                                                   214

 Other assets                                                         436

 Investment properties (Notes F and H):

   Land                                               $ 1,571

   Buildings and related personal property             12,149

                                                       13,720

   Less accumulated depreciation                       (6,609)      7,111


                                                                  $ 9,693


Liabilities and Partners' Capital (Deficit)

Liabilities


 Accounts payable                                                 $    14

 Tenant security deposit liabilities                                   72

 Accrued property taxes                                                49

 Other liabilities                                                     98

 Mortgage note payable (Note F)                                     2,325

Partners' Capital (Deficit)

 General Partner                                      $  (175)

 Corporate Limited Partner on behalf of the

   Unitholders - (128,810 units issued and

   outstanding)                                         7,310       7,135


                                                                  $ 9,693


                 See Accompanying Notes to Financial Statements





                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                             Years Ended

                                                            December 31,

                                                          1998       1997

Revenues:

  Rental income                                         $2,251     $2,031

  Other income                                             220        219

  Casualty gain (Note J)                                   205         --

  Gain on sale of investment property (Note I)              --        437


     Total revenues                                      2,676      2,687


Expenses:

  Operating                                                890      1,053

  General and administrative                               265        238

  Depreciation                                             537        502

  Interest                                                 185        184

  Property taxes                                           160        169


     Total expenses                                      2,037      2,146


Net income                                              $  639     $  541



Net income allocated to general partner (1%)            $    6     $    5


Net income allocated to limited partners (99%)             633        536


                                                        $  639     $  541


Net income per Unit of Depositary Receipt:              $ 4.91     $ 4.16


Distributions per Unit of Depositary Receipt:           $ 7.69     $ 7.69


                 See Accompanying Notes to Financial Statements




                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                                         Unitholders

                                   Units of               Units of

                                  Depositary   General   Depositary

                                   Receipt     Partner     Receipt    Total

                                                          (Note A)


Original capital contributions     129,266    $     1    $32,317     $32,318


Partners' (deficit) capital at

 December 31, 1996                 128,810    $  (166)   $ 8,121     $ 7,955


Distribution paid                       --        (10)      (990)     (1,000)


Net income for the year ended

 December 31, 1997                      --          5        536         541


Partners' (deficit) capital at

 December 31, 1997                 128,810       (171)     7,667       7,496


Distribution paid                       --        (10)      (990)     (1,000)


Net income for the year ended

 December 31, 1998                      --          6        633         639


Partners (deficit) capital at

 December 31, 1998                 128,810    $  (175)   $ 7,310     $ 7,135


                 See Accompanying Notes to Financial Statements




                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended December 31,

                                                            1998        1997

Cash flows from operating activities:

  Net income                                              $   639     $   541

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                              537         502

    Amortization of lease commissions and loan costs           62          56

    Gain on sale of investment property                        --        (437)

    Casualty gain                                            (205)         --

    Change in accounts:

      Receivables and deposits                                (91)         73

      Other assets                                            (27)         25

      Accounts payable                                       (381)         10

      Tenant security deposit liabilities                      18          (7)

      Accrued property taxes                                   49         (47)

      Other liabilities                                        40         (24)


        Net cash provided by operating activities             641         692


Cash flows from investing activities:

  Proceeds from sale of investment property                    --       1,287

  Property improvements and replacements                     (837)       (128)

  Proceeds from sale of investments                            --         447

  Net withdrawals from restricted escrows                      47          47

  Lease commissions paid                                     (160)       (147)

  Net insurance proceeds from casualty gain                   293          --


        Net cash (used in) provided by investing

           activities                                        (657)      1,506


Cash flows from financing activities:

  Loan costs paid                                              --         (11)

  Distributions to partners                                (1,000)     (1,000)


        Net cash used in financing activities              (1,000)     (1,011)


Net (decrease) increase in cash and cash equivalents       (1,016)      1,187


Cash and cash equivalents at beginning of year              2,770       1,583


Cash and cash equivalents at end of year                  $ 1,754     $ 2,770

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   170     $   170

Supplemental disclosure of non-cash investing activity:

  Property improvements and replacements included

      in accounts payable                                 $    --     $   281


                 See Accompanying Notes to Financial Statements




                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to operate and hold commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' capital (deficit) is herein represented as an interest of the Unitholders. The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to that date. As of December 31, 1998, the Partnership owned one residential and two commercial properties, all of which are located near major urban areas in the United States.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, an affiliate of the General Partner acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the General Partner affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the General Partner affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1998, Insignia Properties Trust ("IPT") owned 100% of the outstanding stock of CEI. At December 31, 1998, Insignia Properties, L.P., owned 11,960 Units of the Partnership.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, money market funds and certificates of deposit with original maturities of 90 days or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 28 years.

Fair Value

The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on estimated rates currently available, approximates its carrying balance.

Investment Properties

The Partnership's investment properties consist of one apartment complex and two commercial properties, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1998 and 1997, no adjustments for impairment of value were recorded.

Rental Income

The Partnership leases its residential property and its commercial mini-warehouse under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership recognizes income as earned on these leases. In addition, the General Partner's policy is to offer rental concessions at its residential property during partially slow months, or the response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred. The commercial property leases generally are from one to five years in duration. Rental income is recognized on a straight-line basis over the lives of the applicable leases.

Loan Costs

Loan costs are approximately $101,000 net of accumulated amortization of approximately $30,000, at December 31, 1998 and are amortized using the straight-line method over the life of the related mortgage note. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense.

Lease Commissions

Lease commissions are approximately $447,000 net of accumulated amortization of approximately $166,000 at December 31, 1998 and are amortized using the straight-line method over the lives of the applicable leases. Unamortized lease commissions are included in other assets. Amortization of lease commissions is included in operating expense.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $58,000 and $51,000 for the years ended December 31, 1998 and 1997, respectively.

Units of Depositary Receipt

The Corporate Limited Partner, an affiliate of the General Partner, serves as a depositary of the Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the Unitholders to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partners' (deficit) capital is herein represented as an interest of the Unitholder.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note L" for required disclosures).

Reclassifications

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the partnership activities, as provided for in the partnership agreement. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were charged to expense in 1998 and 1997:


                                                     1998           1997

                                                       (in thousands)

Partnership management fees (included in

general and administrative expense)                  $ 91           $ 98


Property management fees (included

  in operating expenses)                              110            108


Reimbursement for services of affiliates

(included in operating and general and

  administrative expenses, and investment

  properties) (1)                                     111            125


(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $17,000 and $31,000, respectively, in reimbursements for construction oversight costs.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $91,000 and $98,000 were paid to the General Partner and its affiliates for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $50,000 and $47,000 for the years ended December 31, 1998 and 1997, respectively. For the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Mini-Warehouse commercial property (1997 includes amounts related to the sold Lauderhill commercial property) for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Phoenix Business Campus commercial property for providing property management services. The Partnership paid to such affiliates approximately $15,000 and $11,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the Phoenix Business Campus commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $111,000 and $125,000 for the years ended December 31, 1998 and 1997, respectively.

During 1997, the Partnership paid, to an affiliate of the General Partner, approximately $25,000 in reimbursements relating to the sale of the Florida #6 Mini-Warehouse.

The Partnership paid leasing commissions of approximately $80,000 and $45,000 during the years ended December 31, 1998 and 1997, respectively, to an affiliate of the General Partner. Leasing commissions are capitalized and amortized over the lives of the respective leases. Unamortized leasing commissions are included in other assets.

For the period January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $1,811,000 at December 31, 1998, exceeded the Partnership's reserve requirement of approximately $1,338,500.

NOTE E - DISTRIBUTIONS

In March 1998, the Partnership paid a distribution attributable to cash flow from operations of approximately $1,000,000. In September 1997, the Partnership paid distributions attributable to sales proceeds from the sale of the Florida #6 Mini-Warehouse (See "Note I") of approximately $1,000,000.

NOTE F - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows:


                         Principal    Monthly                        Principal

                         Balance At   Payment    Stated               Balance

                        December 31, Including  Interest Maturity     Due At

Property                    1997      Interest    Rate     Date      Maturity

                            (in thousands)                        (in thousands)

Cedar Brooke Apartments

1st mortgage               $2,325    $   14(a)   7.33%    11/03       $2,325


(a)  Interest-only payment.

The mortgage note requires a prepayment penalty if repaid prior to the maturity date. Further, the property may not be sold subject to existing indebtedness. In connection with the 1996 refinancing of this debt, approximately $11,000 in additional loan costs were paid during the year ended December 31, 1997.

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

The future minimum rental payments at the Partnership's commercial property to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):


            1999                      $  552

            2000                         569

            2001                         475

            2002                         331

            2003                         244

                                      $2,171


NOTE H - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                          Initial Cost

                                         To Partnership

                                         (in thousands)

                                                               Net Cost

                                               Buildings     Capitalized

                                              and Related   (Written Down)

                                                Personal    Subsequent to

Description             Encumbrances  Land      Property     Acquisition

                        (in thousands)                      (in thousands)

Cedar Brooke Apartments   $ 2,325    $   275  $ 4,040          $   122

Florida #11

Mini-Warehouse                 --        979    1,741               31

Phoenix Business Campus        --        496    6,148             (112)


Totals                    $ 2,325    $ 1,750  $11,929          $    41






                          Gross Amount At Which Carried

                               At December 31, 1998

                                  (in thousands)


                                    Buildings

                                       And

                                     Related

                                     Personal             Accumulated     Date    Depreciable

Description                  Land    Property   Total    Depreciation   Acquired   Life-Years

                                                        (in thousands)


Cedar Brooke Apartments     $  213   $ 4,224   $ 4,437     $2,749       02/27/87      5-19

Florida #11 Mini-Warehouse     979     1,772     2,751        739       10/15/90      5-20

Phoenix Business Campus        379     6,153     6,532      3,121       08/26/86      5-28


   Totals                   $1,571   $12,149   $13,720     $6,609


Reconciliation of "Real Estate and Accumulated Depreciation":

                                       Years Ended December 31,

                                         1998            1997

                                            (in thousands)

Real Estate

Balance at beginning of year           $13,092         $12,683

  Property improvements                    837             409

  Property dispositions                   (209)             --


Balance at End of Year                 $13,720         $13,092


Accumulated Depreciation

Balance at beginning of year           $ 6,193         $ 5,691

  Additions charged to expense             537             502

  Property dispositions                   (121)             --


Balance at end of year                 $ 6,609         $ 6,193


The aggregate cost of the Partnership's investment properties for Federal income tax purposes at December 31, 1998 and 1997, respectively, is approximately $14,463,000 and $13,934,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, respectively, is approximately $6,928,000 and $6,305,000.

NOTE I - SALE OF INVESTMENT PROPERTY

In May 1997, the Partnership sold its one-third undivided interest in the Florida #6 Mini-Warehouse, located in Lauderhill, Florida, to an unaffiliated party. The Partnership's share of the net proceeds was approximately $1,287,000, after payment of closing costs, and the Partnership realized a gain of approximately $437,000 on the sale.

The sales transaction is summarized as follows (amounts in thousands):

Cash proceeds received                         $1,287
Net real estate (1)                              (850)
  Gain on sale of investment property          $  437

(1) Real estate at cost, net of accumulated depreciation of approximately $243,000.

NOTE J - CASUALTY GAIN

In the fourth quarter of 1997, there was a fire at Cedar Brooke Apartments that caused extensive damage to the clubhouse. Insurance proceeds of approximately $293,000 were received in 1998 and reconstruction of the clubhouse was completed. The Partnership recorded a casualty gain of approximately $205,000 as a result of the proceeds received less the write-off of the undepreciated balance of the assets destroyed in the fire.

NOTE K - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                           1998            1997

Net income as reported                   $  639          $  541
Add (deduct):
   Depreciation differences                 (86)           (110)
   Unearned income                           (7)            (44)
   Allowance for bad debt                   (22)            (95)
   Other                                     51               3
   Casualty gain                           (220)             --
   Gain on sale of property                  --             (85)
   Accruals and prepaids                     23              21

Federal taxable income                   $  378          $  231

Federal taxable income per
Unit of Depositary Receipt               $ 2.91          $ 1.78

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                      $ 7,135
Land and buildings                              743
Accumulated depreciation                       (319)
Syndication and distribution costs            3,825
Other                                            96
   Net assets - Federal tax basis           $11,480



NOTE L - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segments derive their revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Independence, Missouri. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Atlanta, Georgia, and a self-storage mini-warehouse located in Davie, Florida. The office building leases space to a mortgage lender, construction company, travel agency, computer software company and various other businesses at terms ranging from 12 months to 5 years. The self-storage mini-warehouse leases its space to individual and commercial customers for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.


               1998                Residential   Commercial   Other    Totals

Rental income                      $   960      $ 1,291      $    --  $ 2,251
Other income                            54           85           81      220
Interest expense                       185           --           --      185
Depreciation                           170          367           --      537
General and administrative expense      --           --          265      265
Casualty gain                          205           --           --      205
Segment profit (loss)                  344          479         (184)     639
Total assets                         2,159        6,510        1,024    9,693
Capital expenditures for
 investment properties                 488          349           --      837


               1997                Residential   Commercial   Other    Totals

Rental income                      $   892      $ 1,139      $    --  $ 2,031
Other income                            57           43          119      219
Interest expense                       184           --           --      184
Depreciation                           172          330           --      502
General and administrative expense      --           --          238      238
Gain on sale of investment
property                                --          437           --      437
Segment (loss) profit                  (78)         738         (119)     541
Total assets                         1,890        6,159        2,279   10,328
Capital expenditures for
 investment properties                 114          295           --      409

NOTE M - LEGAL PROCEEDINGS

In March 1998, the Managing General Partner was named in a legal action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers have been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled Everest Properties LLC
v. Insignia Financial Group, Inc., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.




                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Johnstown/Consolidated Income Partners (the "Partnership" or the "Registrant") has no officers or directors. Concap Equities, Inc. ("CEI" or the "General Partner") manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of the General Partner their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No compensation was paid or payable by the Partnership to directors or officers for the years ended December 31, 1998 and 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the years ended December 31, 1998 and 1997.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 1998, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                        Number of          Percent
         Name and Address                 Units           of Total

Insignia Properties LP (1)              11,960.0            9.285%
Madison River Properties LLC (1)        14,061.5           10.916%
AIMCO Properties LP (2)                  4,038.0            3.135%

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(2) Entity is directly owned by AIMCO. Its business address is 1873 Bellaire Street, 17th floor, Denver, CO 80222.

(b)  Beneficial Owners of Management

Except as noted below, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)  Changes in Control

Beneficial Owners of CEI

As of December 1998, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                              NUMBER OF     PERCENT
      NAME AND ADDRESS        CEI SHARES    OF TOTAL

Insignia Properties Trust      100,000        100%
55 Beattie Place
Greenville, SC 29601

     Insignia Properties Trust is an affiliate of Insignia. (See "Item 1")

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own approximately 23.336% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the partnership activities, as provided for in the partnership agreement. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were charged to expense in 1998 and 1997:


                                                     1998           1997

                                                       (in thousands)


Partnership management fees                          $ 91           $ 98


Property management fees                              110            108


Reimbursement for services of affiliates (1)          111            125


(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $17,000 and $31,000, respectively, in reimbursements for construction oversight costs.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $91,000 and $98,000 were paid to the General Partner and its affiliates for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $50,000 and $47,000 for the years ended December 31, 1998 and 1997, respectively. For the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Mini-Warehouse commercial property (1997 includes amounts related to the sold Lauderhill commercial property) for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Phoenix Business Campus commercial property for providing property management services. The Partnership paid to such affiliates approximately $15,000 and $11,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the Phoenix Business Campus commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $111,000 and $125,000 for the years ended December 31, 1998 and 1997, respectively.

During 1997, the Partnership paid, to an affiliate of the General Partner, approximately $25,000 in reimbursements relating to the sale of the Florida #6 Mini-Warehouse.

The Partnership paid leasing commissions of approximately $80,000 and $45,000 during the years ended December 31, 1998 and 1997, respectively, to an affiliate of the General Partner. Leasing commissions are capitalized and amortized over the lives of the respective leases. Unamortized leasing commissions are included in other assets.

For the period January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

(b)  Reports on Form 8-K filed during the fourth quarter of 1998:

     Current Report on Form 8-K dated on October 1, 1998 and filed October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                           By: CONCAP EQUITIES, INC.
                               General Partner

                           By: /s/ Patrick J. Foye
                               Patrick J. Foye
                               Executive Vice President

                           By: /s/ Timothy R. Garrick
                               Timothy R. Garrick
                               Vice President - Accounting


                           Date: March 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Patrick J. Foye      Executive Vice President      Date: March 30, 1999
Patrick J. Foye          and Director


/s/ Timothy R. Garrick   Vice President - Accounting   Date: March 30, 1999
Timothy R. Garrick       and Director



                               INDEX OF EXHIBITS

EXHIBIT NO. DOCUMENT DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to the Registrant's Current Report on Form 8-K dated October 1, 1998.

3 Certificates of Limited Partnership, as amended to date (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991)

10.1 Property Management Agreement No. 114 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.2 Property Management Agreement No. 309 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.3 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.4 Assignment and Assumption dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

10.7 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

10.29 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc.("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. Incorporate by reference to Form 8-K dated December 8,
           1994)

10.30 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

10.31 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24,
           1995).

10.32      Multifamily Note dated November 1, 1996, between
           Johnstown/Consolidated Income Partners, a California limited partnership, and Lehman Brokers Holdings Inc.d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc. (Incorporated by reference to the annual report on Form 10-K for the year ended December 31, 1996)

10.33 Agreement for Purchase and Sale of Existing Facilities dated March 19, 1997, executed by and between Johnstown/Consolidated Income Partners and Johnstown/Consolidated Income Partners/2, each a California limited partnership and Shurgard Storage Centers, Inc., a Delaware corporation, covering certain real property situated in Broward County, Florida (the "Property").

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