Form 10QSB
period 1999-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1999-05-05
CIK 787621

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


                 For the quarterly period ended March 31, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT

               For the transition period from_________to_________

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999

Assets

 Cash and cash equivalents                                        $ 1,984

 Receivables and deposits, net of allowance of $127                   167

 Restricted escrows                                                   212

 Other assets                                                         430

 Investment properties:

   Land                                               $ 1,571

   Buildings and related personal property             12,211

                                                       13,782

   Less accumulated depreciation                       (6,744)      7,038


                                                                  $ 9,831

Liabilities and Partners' (Deficit) Capital

 Accounts payable                                                 $    14

 Tenant security deposit liabilities                                   73

 Accrued property taxes                                                37

 Other liabilities                                                     94

 Mortgage note payable                                              2,325

Partners' (Deficit) Capital

 General partner                                      $  (173)

 Corporate limited partner on behalf

   of the Unitholders - (128,810 units

    issued and outstanding)                             7,461       7,288


                                                                  $ 9,831


                 See Accompanying Notes to Financial Statements

b)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                     Three Months Ended

                                                         March 31,

                                                     1999        1998

Revenues:

  Rental income                                      $ 595       $ 586

  Other income                                          33          64

  Casualty gain                                         --         108

     Total revenues                                    628         758

Expenses:

  Operating                                            223         233

  General and administrative                            67          65

  Depreciation                                         135         129

  Interest                                              46          46

  Property taxes                                         4          43

     Total expenses                                    475         516

Net income                                           $ 153       $ 242


Net income allocated to general partner (1%)         $   2       $   2

Net income allocated to limited partners (99%)         151         240

                                                     $ 153       $ 242

Net income per Unit of Depositary Receipt            $1.17       $1.86

Distributions per Unit of Depositary Receipt         $  --       $7.69


                 See Accompanying Notes to Financial Statements


c)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                                       Unitholders

                                                         Units of

                                  Units of              Depositary

                                 Depositary   General    Receipt

                                  Receipt     Partner    (Note A)     Total


Original capital contributions   129,266     $      1   $ 32,317    $ 32,318


Partners' (deficit) capital

at December 31, 1998             128,810     $   (175)  $  7,310    $  7,135


Net income for the three months

  ended March 31, 1999                --            2        151         153

Partners' (deficit) capital at

  March 31, 1999                 128,810     $   (173)  $  7,461    $  7,288


                 See Accompanying Notes to Financial Statements

 d)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Three Months Ended

                                                                    March 31,

                                                                1999       1998

  Cash flows from operating activities:

      Net income                                              $  153     $  242

      Adjustments to reconcile net income to

        net cash provided by operating activities:

          Depreciation                                           135        129

          Amortization of lease commissions and loan costs        21         16

          Casualty gain                                           --       (108)

       Change in accounts:

            Receivables and deposits                              11        (37)

            Other assets                                          (4)        (5)

            Accounts payable                                      --        (25)

            Tenant security deposit liabilities                    1         (1)

            Accrued property taxes                               (12)        43

            Other liabilities                                     (4)        (4)


          Net cash provided by operating activities              301        250


  Cash flows from investing activities:

       Property improvements and replacements                    (62)      (358)

       Net withdrawals from (deposits to) restricted escrows       2        (17)

       Lease commissions paid                                    (11)       (33)

       Net insurance proceeds from casualty                       --        175


          Net cash used in investing activities                  (71)      (233)


  Cash flows used in financing activities:

      Distribution to partners                                    --     (1,000)


  Net increase (decrease) in cash and cash equivalents           230       (983)


  Cash and cash equivalents at beginning of period             1,754      2,770


  Cash and cash equivalents at end of period                  $1,984     $1,787


   Supplemental disclosure of cash flow information:

      Cash paid for interest                                  $   43     $   43


                 See Accompanying Notes to Financial Statements



e)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during the three months ended March 31, 1999 and 1998:


                                                     1999           1998

                                                       (in thousands)

Asset management fees (included in

general and administrative expense)                  $ 22           $ 24


Property management fees (included

  in operating expenses)                               25             29


Reimbursement for services of affiliates

(included in operating and general and

  administrative expenses, and investment

  properties) (1)                                      24             30

(1) Included in "Reimbursements for services of affiliates" for the three months ended March 31, 1998 is approximately $6,000 in reimbursements for construction oversight costs. No construction oversight costs were paid during the three months ended March 31, 1999.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $22,000 and $24,000 were paid to the General Partner and its affiliates for the three months ended March 31, 1999 and 1998, respectively, and are included in general and administrative expenses.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $14,000 and $13,000 for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Mini-Warehouse commercial property for providing property management services. The Partnership paid to such affiliates approximately $11,000 for each of the three months ended March 31, 1999 and 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the Phoenix Business Campus commercial property were provided by an unrelated party. For the three months ended March 31, 1998, the Partnership paid approximately $5,000 to an affiliate of the Managing General Partner for providing property management services for Phoenix Business Campus.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $24,000 and $30,000 for the three months ended March 31, 1999 and 1998, respectively.

The Partnership paid leasing commissions of approximately $31,000 to an affiliate of the General Partner during the three months ended March 31, 1998. No leasing commissions were paid to affiliates during the three months ended March 31, 1999. Leasing commissions are capitalized and amortized over the lives of the respective leases. Unamortized leasing commissions are included in other assets.

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

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $2,042,000 at March 31, 1999, exceeded the Partnership's reserve requirement of approximately $1,338,500.

NOTE E - DISTRIBUTIONS

During the three months ended March 31, 1999, no distributions were declared or paid. In March of 1998, the Partnership paid a distribution attributable to cash flow from operations of approximately $1,000,000.

NOTE F - SEGMENT INFORMATION

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Independence, Missouri. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Atlanta, Georgia, and a self-storage mini-warehouse located in Davie, Florida. The office building leases space to a mortgage lender, construction company, travel agency, computer software company and various other businesses at terms ranging from 12 months to 5 years. The self-storage mini-warehouse leases its space to individual and commercial customers for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.



               1999               Residential  Commercial    Other     Totals

Rental income                     $   256     $   339     $    --    $   595
Other income                           12          11          10         33
Interest expense                       46          --          --         46
Depreciation                           43          92          --        135
General and administrative expense     --          --          67         67
Segment profit (loss)                  56         154         (57)       153
Total assets                        2,105       6,672       1,054      9,831
Capital expenditures for
investment properties                  18          44          --         62

               1998               Residential  Commercial    Other     Totals

Rental income                     $   236     $   350     $    --    $   586
Other income                           12          13          39         64
Interest expense                       46          --          --         46
Depreciation                           41          88          --        129
General and administrative expense     --          --          65         65
Casualty gain                         108          --          --        108
Segment profit (loss)                 141         127         (26)       242
Total assets                        1,998       6,217       1,194      9,409
Capital expenditures for
investment properties                 358          --          --        358

NOTE G - LEGAL PROCEEDINGS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of one apartment complex and two commercial properties. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                                    Average Occupancy
                                                   1999            1998
Cedar Brooke Apartments
  Independence, Missouri                            97%             96%
Florida #11 Mini-Warehouse
  Davie, Florida                                    97%             97%
Phoenix Business Campus
  College Park, Georgia                             82%             75%

The General Partner attributes the increase in occupancy at Phoenix Business Campus to the addition of several tenants in the third quarter of 1998 and the first quarter of 1999.

Results of Operations

The Partnership's net income for the three months ended March 31, 1999, was approximately $153,000 versus net income of approximately $242,000 for the three months ended March 31, 1998. The decrease in net income is primarily attributable to an overall decrease in total revenues partially offset by an overall decrease in total expenses. The decrease in overall revenues is attributable to a decrease in interest income due to lower average cash balances for the three months ended March 31, 1999 as compared to the same period of 1998 and to the fact that there was recognition of a casualty gain in 1998. The decrease in revenues was partially offset by an increase in average rental rates at all of the Partnership's investment properties, as well as an increase in occupancy rate at both Cedar Brooke Apartments and Phoenix Business Campus. The decrease in overall expenses is primarily due to a decrease in property tax expense as a result of refunds received during the first quarter of 1999 on behalf of the Phoenix Business Center property for 1997 and 1998 taxes. All other items of expense remained relatively constant for the comparable periods.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership held cash and cash equivalents of approximately $1,984,000 compared to approximately $1,787,000 at March 31, 1998. The net increase in cash and cash equivalents for the three months ended March 31, 1999, from the Partnership's year ended December 31, 1998, was approximately $230,000. This increase is due to approximately $301,000 of cash provided by operating activities, which was partially offset by approximately $71,000 of cash used in investing activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, lease commissions slightly offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $2,042,000 at March 31, 1999, exceeded the Partnership's reserve requirement of approximately $1,338,500.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Cedar Brooke Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $18,000 for capital improvements at Cedar Brooke Apartments consisting primarily of cabinet, carpet, and appliance replacement. These improvements were funded primarily from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, heating system upgrades, landscaping, flooring and roof replacements and other building improvements, which are expected to cost approximately $348,000.

Florida #11 Mini-Warehouse

During the three months ended March 31, 1999, the Partnership expended approximately $400 for capital improvements at the property, consisting of building improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the near term. The General Partner is still in the process of finalizing budgeted capital improvements for 1999.

Phoenix Business Campus

During the three months ended March 31, 1999, the Partnership completed approximately $44,000 of tenant improvements at Phoenix Business Campus. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $174,000 of capital improvements over the near term. For 1999, the Partnership has budgeted approximately $62,000 of capital improvements which include, but are not limited to, tenant improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $2,325,000, which carries a stated interest rate of 7.33% (interest only), matures in 2003. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions declared or paid during the three months ended March 31, 1999. During the three months ended March 31, 1998, a cash distribution from operations of approximately $1,000,000 ($7.69 per unit of depositary receipt) was paid to the partners. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

(b)  Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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


                              Date: May 4, 1999