Form 10QSB
period 1999-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1999-08-10
CIK 787621

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

                  For the quarterly period ended June 30, 1999

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

 Cash and cash equivalents                                             $ 2,163

 Receivables and deposits, net of allowance of $129                        245

 Restricted escrows                                                        227

 Other assets                                                              417

 Investment properties:

   Land                                                     $ 1,571

   Buildings and related personal property                   12,282

                                                             13,853

   Less accumulated depreciation                             (6,921)     6,932

                                                                       $ 9,984
Liabilities and Partners' (Deficit) Capital

 Accounts payable                                                      $    24

 Tenant security deposit liabilities                                        74

 Accrued property taxes                                                     77

 Other liabilities                                                          91

 Mortgage note payable                                                   2,325

Partners' (Deficit) Capital

 General partner                                            $  (172)

 Corporate limited partner on behalf

   of the Unitholders - (128,810 units

    issued and outstanding)                                   7,565      7,393

                                                                       $ 9,984


                 See Accompanying Notes to Financial Statements
b)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                               Three Months Ended      Six Months Ended

                                    June 30,               June 30,

                                1999       1998        1999        1998

Revenues:

  Rental income                $  622     $  549      $ 1,217     $ 1,135

  Other income                     29         80           62         144

  Casualty gain                    --        107           --         215

     Total revenues               651        736        1,279       1,494

Expenses:

  Operating                       196        211          419         444

  General and administrative       87         74          154         139

  Depreciation                    177        135          312         264

  Interest                         46         46           92          92

  Property taxes                   40         42           44          85

    Total expenses                546        508        1,021       1,024

Net income                     $  105     $  228      $   258     $   470

Net income allocated to

  general partner (1%)         $    1     $    2      $     3     $     5

Net income allocated to

  limited partners (99%)          104        226          255         465

                               $  105     $  228      $   258     $   470

Net income per Unit of

  Depositary Receipt           $  .81     $ 1.75      $  1.98     $  3.61

Distributions per Unit of

  Depositary Receipt           $   --     $   --      $    --     $  7.69


                 See Accompanying Notes to Financial Statements

c)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                                         Unitholders

                                                           Units of

                                   Units of               Depositary

                                  Depositary   General     Receipt

                                   Receipt     Partner     (Note A)     Total


Original capital contributions    129,266      $      1   $ 32,317    $ 32,318

Partners' (deficit) capital

  at December 31, 1998            128,810      $   (175)  $  7,310    $  7,135

Net income for the six months

  ended June 30, 1999                  --             3        255         258

Partners' (deficit) capital at

  June 30, 1999                   128,810      $   (172)  $  7,565    $  7,393


                 See Accompanying Notes to Financial Statements
 d)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Six Months Ended

                                                                  June 30,

                                                              1999       1998

  Cash flows from operating activities:

      Net income                                            $   258    $   470

      Adjustments to reconcile net income to

        net cash provided by operating activities:

          Depreciation                                          312        264

          Amortization of lease commissions and loan

             costs                                               40         31

          Casualty gain                                          --       (215)

       Change in accounts:

            Receivables and deposits                            (67)       (77)

            Other assets                                        (10)       (19)

            Accounts payable                                     10       (286)

            Tenant security deposit liabilities                   2         --

            Accrued property taxes                               28         85

            Other liabilities                                    (7)        10

          Net cash provided by operating activities             566        263

  Cash flows from investing activities:

       Property improvements and replacements                  (133)      (431)

       Net deposits to restricted escrows                       (13)       (34)

       Lease commissions paid                                   (11)       (93)

       Net insurance proceeds from casualty                      --        254

          Net cash used in investing activities                (157)      (304)

  Cash flows used in financing activities:

      Distribution to partners                                   --     (1,000)

  Net increase (decrease) in cash and cash equivalents          409     (1,041)

  Cash and cash equivalents at beginning of period            1,754      2,770

  Cash and cash equivalents at end of period                $ 2,163    $ 1,729

   Supplemental disclosure of cash flow information:

      Cash paid for interest                                $    85    $    85


                 See Accompanying Notes to Financial Statements

e)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and its affiliates were incurred during the six months ended June 30, 1999 and 1998:


                                                     1999           1998

                                                       (in thousands)

Asset management fees (included in

 general and administrative expense)                 $ 47           $ 46

Property management fees (included

  in operating expenses)                               50             58

Reimbursement for services of affiliates

(included in operating and general and

  administrative expenses, and investment

  properties)                                          21             60


The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $47,000 and $46,000 were paid to the General Partner and its affiliates for the six months ended June 30, 1999 and 1998, respectively.

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $27,000 and $25,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Mini-Warehouse commercial property for providing property management services. The Partnership paid to such affiliates approximately $23,000 and $22,000 for the six months ended June 30, 1999 and 1998, respectively. Effective October
1, 1998 (the effective date of the Insignia Merger) these services for the Phoenix Business Campus commercial property were provided by an unrelated party. For the six months ended June 30, 1998, the Partnership paid approximately $11,000 to an affiliate of the Managing General Partner for providing property management services for Phoenix Business Campus.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 and $60,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses for the six months ended June 30, 1998, is approximately $13,000 in reimbursements for construction oversight costs. No construction oversight costs were paid during the six months ended June 30, 1999.

The Partnership paid leasing commissions of approximately $78,000 to an affiliate of the General Partner during the six months ended June 30, 1998. No leasing commissions were paid to affiliates during the six months ended June 30, 1999. Leasing commissions are capitalized and amortized over the lives of the respective leases. Unamortized leasing commissions are included in other assets.

On December 19, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 39,000 units of the outstanding units of limited partnership interest in the Partnership, at $68.00 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 13,985.5 units of limited partnership interest (10.86%) in the Partnership at $68.00 per Unit.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 44,521.76 (34.56% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $86.00 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 7,214 units. As a result, AIMCO and its affiliates currently own 37,183.50 units of limited partnership interest in the Partnership representing 28.87% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $2,237,000 at June 30, 1999, exceeded the Partnership's reserve requirement of approximately $1,338,500.

NOTE E - DISTRIBUTIONS

During the six months ended June 30, 1999, no distributions were declared or paid. In March of 1998, the Partnership paid a distribution attributable to cash flow from operations of approximately $1,000,000. Subsequent to June 30, 1999, a distribution from operations of approximately $575,000 was declared by the Partnership.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

               1999                 Residential Commercial  Other   Totals

Rental income                       $   515     $   702    $    --  $ 1,217
Other income                             19          19         24       62
Interest expense                         92          --         --       92
Depreciation                            121         191         --      312
General and administrative expense       --          --        154      154
Segment profit (loss)                    81         307       (130)     258
Total assets                          2,148       6,743      1,093    9,984
Capital expenditures for
investment properties                    59          74         --      133

               1998                 Residential Commercial  Other   Totals

Rental income                       $   472     $   663    $    --  $ 1,135
Other income                             25          63         56      144
Interest expense                         92          --         --       92
Depreciation                             84         180         --      264
General and administrative expense       --          --        139      139
Casualty gain                           215          --         --      215
Segment profit (loss)                   286         267        (83)     470
Total assets                          2,173       6,315      1,127    9,615
Capital expenditures for
investment properties                   363          68         --      431

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

The Partnership's investment properties consist of one apartment complex and two commercial properties. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1999 and 1998:

                                                    Average Occupancy
                                                   1999            1998
Cedar Brooke Apartments
  Independence, Missouri                            97%             95%
Florida #11 Mini-Warehouse
  Davie, Florida                                    96%             96%
Phoenix Business Campus
  College Park, Georgia                             84%             71%

The General Partner attributes the increase in occupancy at Phoenix Business Campus to the addition of several tenants in the third quarter of 1998 and the first quarter of 1999.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999, was approximately $258,000 versus net income of approximately $470,000 for the six months ended June 30, 1998. The Partnership reported net income for the three months ended June 30, 1999, of approximately $105,000 as compared to net income of approximately $228,000 for the corresponding period of 1998. The decrease in net income for the six months ended June 30, 1999, is primarily attributable to an overall decrease in total revenues slightly offset by an overall decrease in total expenses. The decrease in net income for the three months ended June 30, 1999 is primarily attributable to a decrease in total revenues and an increase in total expenses. The decrease in overall revenues for both the three and six months periods is attributable to a decrease in interest income due to lower average cash balances held in interest-bearing accounts for such periods in 1999 as compared to the same periods of 1998 and to the fact that there was recognition of a casualty gain in 1998 and no such gain was recognized in 1999. The decrease in revenues was partially offset by an increase in rental income as a result of an increase in average rental rates at all of the Partnership's investment properties, as well as an increase in the average occupancy rate at both Cedar Brooke Apartments and Phoenix Business Campus. The slight decrease in overall expenses for the six months ended June 30, 1999 is the result of decreases in property tax and operating expense which was almost entirely offset by an increase in depreciation and general and administrative expenses. The increase in total expenses for the three months ended June 30, 1999 was the result of increases in depreciation and general and administrative expenses which were offset by a decrease primarily in operating expense. The decrease in property tax expense is the result of refunds received during the first quarter of 1999 on behalf of the Phoenix Business Center property for 1997 and 1998 taxes. Operating expense decreased due to decreases in insurance and maintenance expenses. Insurance expense decreased at all of the investment properties due to a change in insurance carriers during the current year which resulted in lower premiums. Maintenance expense decreased due to exterior building improvements made at Cedar Brook Apartments during 1998. The increase in depreciation expense was caused by the addition of depreciation on a significant amount of fixed assets placed into service over the past twelve months.

General and administrative expense increased as a result of an increase in legal costs associated with the settlement of a litigation case against the Partnership during the first six months of 1999 as disclosed previously in prior quarters. Included in general and administrative expense for the six months ended June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership held cash and cash equivalents of approximately $2,163,000 compared to approximately $1,729,000 at June 30, 1998. The net increase in cash and cash equivalents for the six months ended June 30, 1999, from the Partnership's year ended December 31, 1998, was approximately $409,000. This increase is due to approximately $566,000 of cash provided by operating activities, which was partially offset by approximately $157,000 of cash used in investing activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender and the payment of lease commissions. The Partnership invests its working capital reserves in money market accounts.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $2,237,000 at June 30, 1999, exceeded the Partnership's reserve requirement of approximately $1,338,500.

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

Cedar Brooke Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $59,000 for capital improvements at Cedar Brooke Apartments consisting primarily of cabinet, carpet, landscaping, and appliance replacement. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $348,000 for 1999 at this property which include certain of the required improvements and consist of heating system upgrades, landscaping, flooring and roof replacements and other building improvements.

Florida #11 Mini-Warehouse

During the six months ended June 30, 1999, the Partnership expended approximately $3,000 for capital improvements at the property, consisting of floor covering, appliances, and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the next few years. The General Partner is still in the process of finalizing budgeted capital improvements for 1999.

Phoenix Business Campus

During the six months ended June 30, 1999, the Partnership completed approximately $71,000 of tenant improvements at Phoenix Business Campus. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $174,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $62,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness on Cedar Brooke Apartments of $2,325,000, which carries a stated interest rate of 7.33% (interest only), matures in 2003. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions declared or paid during the six months ended June 30, 1999. During the six months ended June 30, 1998, a cash distribution from operations of approximately $1,000,000 (of which $990,000 was paid to limited partners or $7.69 per unit of depositary receipt) was paid to the partners. Subsequent to June 30, 1999, a distribution from operations of approximately $575,000 (of which $569,250 will be paid to limited partners or $4.42 per unit of depositary receipt) was declared by the Partnership. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and required working capital reserves to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 44,521.76 (34.56% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $86.00 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 7,214 units. As a result, AIMCO and its affiliates currently own 37,183.50 units of limited partnership interest in the Partnership representing 28.87% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

(b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


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

                              JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                              By:           CONCAP EQUITIES, INC.
                                            General Partner

                              By:           /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President

                              By:           /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President
                                            Finance and Administration

                              Date: