Form 10QSB
period 1999-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 1999-11-15
CIK 787621

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                              $  1,827
Receivables and deposits, net of allowance of $129                          296
Restricted escrows                                                          241
Other assets                                                                409
Investment properties:
Land                                                     $   1,571
Buildings and related personal property                     12,325
                                                            13,896
   Less accumulated depreciation                            (7,065)       6,831
                                                                       $  9,604
Liabilities and Partners' (Deficit) Capital
Accounts payable                                                       $     32
Tenant security deposit liabilities                                          75
Accrued property taxes                                                      116
Other liabilities                                                            99
Mortgage note payable                                                     2,325

Partners' (Deficit) Capital
General partner                                          $    (177)
Corporate limited partner on behalf of the
  Unitholders - (128,810 units issued and
outstanding)                                                 7,134        6,957
                                                                        $ 9,604

                 See Accompanying Notes to Financial Statements


b)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1999       1998      1999      1998
Revenues:
Rental income                          $   615    $   553    $ 1,832   $ 1,688
Other income                                31         39         93       183
Casualty gain                               --         11         --       226
Total revenues                             646        603      1,925     2,097

Expenses:
Operating                                  224        234        643       678
General and administrative                  54         61        208       200
Depreciation                               144        133        456       397
Interest                                    47         46        139       138
Property taxes                              38         43         82       128
Total expenses                             507        517      1,528     1,541

Net income                             $   139    $    86    $   397   $   556

Net income allocated to general
partner (1%)                           $     1    $     1    $     4   $     6

Net income allocated to limited
partners (99%)                             138         85        393       550

                                       $   139    $    86    $   397   $   556
Net income per Unit of Depositary
  Receipt                              $  1.07    $   .66    $  3.05   $  4.27
Distributions per Unit of Depositary
  Receipt                              $  4.42    $    --    $  4.42   $  7.69

                 See Accompanying Notes to Financial Statements


c)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Unitholders
                                                           Units of
                                    Units of              Depositary
                                   Depositary   General    Receipt
                                     Units      Partner    (Note A)     Total

Original capital contributions      129,266    $     1     $32,317    $32,318

Partners' (deficit) capital
at December 31, 1998                128,810    $  (175)    $ 7,310    $ 7,135

Net income for the nine months
ended September 30, 1999                 --          4         393        397

Distribution to partners                 --         (6)       (569)      (575)

Partners' (deficit) capital
at September 30, 1999               128,810    $  (177)    $ 7,134    $ 6,957



                 See Accompanying Notes to Financial Statements


d)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income                                                $   397      $   556
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                  456          397
Amortization of lease commissions and loan costs               58           47
  Casualty gain                                                --         (226)
  Change in accounts:
Receivables and deposits                                     (118)        (123)
Other assets                                                  (20)        (167)
Accounts payable                                               18         (380)
Tenant security deposit liabilities                             3            2
Accrued property taxes                                         67          128
Other liabilities                                               1           21

Net cash provided by operating activities                     862          255

Cash flows from investing activities:
Property improvements and replacements                       (176)        (530)
Net (deposits to) receipts from restricted escrows            (27)          68
Lease commissions paid                                        (11)          --
Net insurance proceeds from casualty                           --          254

Net cash used in investing activities                        (214)        (208)

Cash flows used in financing activities:
 Distribution to partners                                    (575)      (1,000)

Net increase (decrease) in cash and cash equivalents           73         (953)

Cash and cash equivalents at beginning of period            1,754        2,770

Cash and cash equivalents at end of period                $ 1,827      $ 1,817

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $   128      $   128

                 See Accompanying Notes to Financial Statements


e)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassification have been made to the 1998 balances to conform to the 1999 presentation.

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

NOTE B _ TRANSFER OF CONTROL

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

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998


                                                               (in thousands)
Asset management fees (included in general and
 administrative expense)                                       $  70     $ 68

Property management fees (included in operating expenses)         75       86

Reimbursement for services of affiliates (included in
 operating and general and administrative expenses,
 and investment properties)                                       33       87

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $70,000 and $68,000 were paid to the General Partner and its affiliates for the nine months ended September 30, 1999 and 1998, respectively.

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $41,000 and $38,000 for each of the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Min-Warehouse commercial property for property management services. The Partnership paid to such affiliates approximately $34,000 and $33,000 for the nine months ended September 30, 1999 and 1998, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the Phoenix Business Campus commercial property were provided by an unrelated party. For the nine months ended September 30, 1998, the Partnership paid approximately $15,000 to an affiliate of the Managing General Partner for providing property management services for Phoenix Business Campus.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $87,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1998, is approximately $17,000 in reimbursements for construction oversight costs. No construction oversight costs were paid during the nine months ended September 30, 1999.

The Partnership paid leasing commissions of approximately $80,000 to an affiliate of the General Partner during the nine months ended September 30, 1998. No leasing commissions were paid to affiliates during the nine months ended September 30, 1999. Leasing commissions are capitalized and amortized over the lives of the respective leases. Unamortized leasing commissions are included in other assets.

On December 19, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for Units in the Partnership. The Purchaser offered to purchase up to 39,000 units of the outstanding Units of the Partnership, at $68.00 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 13,985.5 Units (approximately 10.86%) in the Partnership at $68.00 per Unit.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 44,521.76 (approximately 34.56% of the total outstanding units) Units in the Partnership for a purchase price of $86.00 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 7,214 units. As a result, AIMCO and its affiliates currently own 38,045.50 Units in the Partnership representing approximately 29.54% of the total outstanding Units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units in the Partnership for cash or in exchange for Units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $1,902,000 at September 30, 1999, exceed the Partnership's reserve requirement of approximately $1,338,500.

NOTE E - DISTRIBUTIONS

During the nine months ended September 30, 1999, the General Partner declared and paid a distribution attributable to cash flow from operations of approximately $575,000 (approximately $569,000 to the limited partners, $4.42 per unit of depository receipt). In March of 1998, the Partnership paid a distribution attributable to cash flow from operations of approximately $1,000,000 (approximately $990,000 to the limited partners, $7.69 per unit of depository receipt).

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Independence, Missouri. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Atlanta, Georgia, and a self-storage mini-warehouse located in Davie, Florida. The office building leases space to a mortgage lender, construction company, travel agency, computer software company and various other businesses at terms ranging from 12 months to 5 years. The self-storage mini-warehouse leases its space to individual and commercial customers for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                1999                  Residential   Commercial  Other   Totals
                                                   (in thousands)

Rental income                           $   762      $ 1,070    $  --   $ 1,832
Other income                                 32           28       33        93
Interest expense                            139           --       --       139
Depreciation                                168          288       --       456
General and administrative expense           --           --      208       208
Segment profit (loss)                       132          440      (175)     397
Total assets                              2,215        6,474        915   9,604
Capital expenditures for
  investment properties                     100           76        --      176


                1998                  Residential   Commercial  Other    Totals
                                                   (in thousands)

Rental income                           $   713      $   975   $    --  $ 1,688
Other income                                 37           74        72      183
Casualty gain                               226           --        --      226
Interest expense                            138           --        --      138
Depreciation                                127          270        --      397
General and administrative expense           --           --       200      200
Segment profit (loss)                       309          375      (128)     556
Total assets                              2,249        6,041     1,365    9,655
Capital expenditures for
  investment properties                     441           89        --      530

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE H - SUBSEQUENT EVENT

On November 4, 1999, the Partnership sold the Florida #11 Mini-Warehouse to an unaffiliated third party for net sales proceeds of approximately $4,428,000 after payment of closing costs. The Partnership anticipates realizing a gain of approximately $2,482,000 on the sale during the fourth quarter of 1999.

The sales transaction is summarized as follows (amounts in thousands):

Net sale price, net of selling costs         $  4,428
Net real estate (2)                            (1,946)
  Gain on sale of real estate                $  2,482

     (1) Net of accumulated depreciation of approximately $813,000.

The following pro-forma information reflects the operations of the Partnership for the nine months ended September 30, 1999 and 1998, as if Florida #11 Mini-Warehouse had been sold January 1, 1998.

                                                 1999                1998
                                           (in thousands, except per unit data)

Revenues                                        $ 1,367             $ 1,546
Net income                                          107                 270
Net income per Unit of Depositary Receipt       $   .82             $  2.08

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

The Partnership's investment property consists of one apartment complex and two commercial properties. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1999 and 1998.

                                           Average Occupancy
Property                                    1999       1998

Cedar Brooke Apartments                     97%        94%
 Independence, Missouri
Florida #11 Mini-Warehouse                  96%        96%
 Davie, Florida (1)
Phoenix Business Campus                     87%        71%
 College Park, Georgia (2)


(1)  Property was sold November 4, 1999.
(2) Property is currently under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close either in the fourth quarter of 1999 or the first quarter of 2000. However, there can be no assurance that the sale will be consummated.

The General Partner attributes the increase in occupancy at Phoenix Business Campus to the addition of several tenants in the third quarter of 1998 and in 1999.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999, was approximately $397,000 versus net income of approximately $556,000 for the nine months ended September 30, 1998. The Partnership reported net income for the three months ended September 30, 1999, of approximately $139,000 as compared to net income of approximately $86,000 for the corresponding period in 1998. The decrease in net income for the nine months ended September 30, 1999, is primarily attributable to an overall decrease in total revenues slightly offset by an overall decrease in total expenses. The increase in net income for the three months ended September 30, 1999 is primarily attributable to an increase in total revenues and a decrease in total expenses. The decrease in overall revenues for the nine month period is attributable to a decrease in interest income due to lower average cash balances held in interest-bearing accounts for such periods in 1999 as compared to the same periods in 1998 and to the fact that there was recognition of a casualty gain in 1998 and no such gain was recognized in 1999. The decrease in revenues was partially offset by an increase in rental income as a result of an increase in average rental rates at all of the Partnership's investment properties, as well as an increase in the average occupancy rate at both Cedar Brooke Apartments and Phoenix Business Campus. The slight decrease in overall expenses for both the three and nine months ended September 30, 1999 is the result of decreases in property tax and operating expense which was almost entirely offset by an increase in depreciation expense. The decrease in property tax expense is the result of refunds received during the first quarter of 1999 on behalf of Phoenix Business Campus for 1997 and 1998 taxes. Operating expense decreased due to decreases in insurance and maintenance expense. Insurance expense decreased at all of the investment properties due to a change in insurance carriers late in 1998 which has resulted in lower premiums. Maintenance expense decreased due to parking lot improvements made at Cedar Brook Apartments during 1998. The increase in depreciation expense was caused mainly by a significant amount of fixed assets placed into service over the past twelve months.

General and administrative expense increased slightly during the nine months ended September 30, 1999, as a result of an increase in legal costs associated with the settlement of a litigation case against the Partnership during the first nine months of 1999 as disclosed previously in prior quarters. Included in general and administrative expense for the nine months ended September 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On November 4, 1999, the Partnership sold the Florida #11 Mini-Warehouse to an unaffiliated third party for net sales proceeds of approximately $4,428,000 after payment of closing costs. The Partnership anticipates realizing a gain of approximately $2,482,000 on the sale during the fourth quarter of 1999.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,827,000 as compared to approximately $1,817,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents increased by approximately $73,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $862,000 of cash provided by operating activities which was partially offset by approximately $214,000 of cash used in investing activities and approximately $575,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements, and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender and the payment of lease commissions. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in a money market account.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents and tenant security deposits totaling approximately $1,902,000 at September 30, 1999, exceed the Partnership's reserve requirement of approximately $1,338,500.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's properties are discussed below.

Cedar Brooke Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $100,000 for capital improvements at Cedar Brooke Apartments consisting primarily of cabinet, flooring, landscaping, and appliance replacement. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $348,000 for 1999 at this property which include certain of the required improvements and consist of heating system upgrades, landscaping, flooring and roof replacements and other building improvements.

Florida #11 Mini-Warehouse

During the nine months ended September 30, 1999, the Partnership expended approximately $5,000 for capital improvements at the property, consisting of floor covering, and land and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the next few years. This property was sold on November 4, 1999.

Phoenix Business Campus

During the nine months ended September 30, 1999, the Partnership expended approximately $71,000 for tenant improvements at Phoenix Business Campus. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $174,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $62,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

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

During the nine months ended September 30, 1999, a cash distribution attributable to cash flow from operations of approximately $575,000 (approximately $569,000 to the limited partners, $4.42 per unit of depository receipt) was paid to the Partners. During the nine months ended September 30, 1998, a cash distribution from operations of approximately $1,000,000 (approximately $990,000 to limited partners, $7.69 per unit of depositary receipt) was paid to the partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and required working capital reserves to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 44,521.76 (approximately 34.56% of the total outstanding units) Units in the Partnership for a purchase price of $86.00 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 7,214 units. As a result, AIMCO and its affiliates currently own 38,045.50 Units in the Partnership representing approximately 29.54% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional Units in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item I. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 10.36, Purchase and Sale Contract between
               Johnston/Consolidated Income Partners and Everest Storage Holdings, LLC dated July 2, 1999, documenting the sale of Florida #11 Mini-warehouse located in Davie, Florida.

               Exhibit 10.37, First Amendment to Purchase and Sale Contract between Johnston/Consolidated Income Partners and Everest Storage Holdings, LLC dated September 7, 1999, documenting the sale of Florida #11 Mini-warehouse located in Davie, Florida.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


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



                                 JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                 By:     CONCAP EQUITIES, INC.
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 15, 1999