Form 10KSB
period 1999-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2000-03-28
CIK 787621

March 28, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Johnstown/Consolidated Income Partners
      Form 10-KSB
      File No. 0-16010


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                           Units of Depositary Receipt

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $1,157,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. The Partnership is engaged in the business of operating and holding real estate properties for investment. On June 20, 1986, the Partnership commenced a public offering for the sale of $150,000,000 of units (the "Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,317,000 to the Partnership. By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four (4) properties, five (5) mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the general partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. Since its initial offering, the Registrant has not received, nor are Unitholders required to make, additional capital contributions. As of December 31, 1999, the Partnership held and operated one residential property. (See "Item 2. Description of Property").

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

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for apartments is local.

The Registrant has no employees. Partnership management and administrative services as well as property management services are provided by an affiliate of the General Partner. The General Partner has also selected affiliates to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provided all partnership accounting and administrative services, investment management, and supervisory services over property management.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of the General Partner acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the General Partner affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia Financial Group, Inc. ("Insignia") acquired all of the outstanding stock of
Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the General Partner affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1999, Insignia Properties Trust ("IPT") owned 100% of the outstanding stock of CEI.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the property held by the Partnership.

                               Date of
Property                       Purchase       Type of Ownership           Use

Cedar Brooke Apartments       02/27/87     Fee ownership subject       Apartment
  Independence, Missouri                   to first mortgage           158 units

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis:


                             Gross
                            Carrying   Accumulated                                Federal
Property                     Value     Depreciation      Rate        Method      Tax Basis
                                (in thousands)                                (in thousands)

Cedar Brooke Apartments      $4,699       $2,962       5-19 yrs       S/L         $2,542


See "Note A" to the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note M - Change in Accounting Principle.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                             Principal                                     Principal
                            Balance At                                      Balance
                           December 31,   Interest    Period   Maturity      Due At
Property                       1999         Rate    Amortized    Date     Maturity (2)
                          in thousands)                                  (in thousands)

Cedar Brooke Apartments
  1st mortgage                $2,325       7.33%       (1)       11/03       $2,325



(1)   Monthly payments of interest only at the stated rate until maturity.

(2) See "Item 7. Financial Statements - Note F" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for the property:

                                   Average Annual                  Average
                                    Rental Rate                   Occupancy
                                    (per unit)
Property                      1999              1998             1999      1998

Cedar Brooke Apartments      $6,888            $6,486            97%        94%

The increase in average occupancy at Cedar Brooke Apartments is due to increased marketing efforts and the clubhouse becoming fully functional late in 1998 after repairs for the fire in the fourth quarter of 1997 (See "Item 7. Financial Statements - Note I").

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other similar properties in the area. The General Partner believes that the property is adequately insured and in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. The property's lease terms are for one year or less and no tenant leases 10% or more of the available rental space.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for the property are as follows:

                                             1999            1999
                                            Billing          Rate
                                        (in thousands)

      Cedar Brooke Apartments                $ 66            6.6%


Capital Improvements

Cedar Brooke Apartments

During 1999, the Partnership completed approximately $262,000 of capital improvements at Cedar Brooke Apartments consisting primarily of roof replacement, carpet and vinyl replacement, cabinet replacement, heating upgrades, parking lot upgrades, major landscaping, and appliance replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $47,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Depository Receipt and Related Security Holder Matters


No established public trading market for the Units exists nor is one expected to develop. As of December 31, 1999, the approximate number of holders of Units of Depositary Receipt was 1,524. Affiliates of the General Partner held 59,996 Units or 46.577% as of December 31, 1999.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to February 29, 2000 (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions

                                                            Per Unit of
                                        Aggregate       Depositary Receipt
                                      (in thousands)

        1/1/98 - 12/31/98              $1,000 (1)             $ 7.69

        1/1/99 - 12/31/99              $  575 (1)             $ 4.42

         1/1/00 - 2/29/00              $8,000 (2)             $61.49

(1) Distribution  was made from cash from operations.

(2) Consists of approximately $262,000 ($2.01 per unit of depositary receipt) of cash from operations and approximately $7,738,000 ($59.48 per unit of depositary receipt) of sale proceeds from the sale of Florida #11 Mini Warehouse and Phoenix Business Campus during the fourth quarter of 1999.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and required working capital reserves to permit any additional distributions to its partners in the year 2000 or subsequent periods (See "Item 6" for further details).

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 59,996 units of depositary receipt in the Partnership representing 46.577% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The  partnership had net income of  approximately  $3,626,000 for the year ended
December 31, 1999, compared to approximately $639,000 for the year ended December 31, 1998. The increase in net income is primarily attributable to the gain on sale of discontinued operations from the sale of Florida #11 Mini-Warehouse and Phoenix Business Campus during 1999 as discussed below.

Excluding the operations of the discontinued commercial segment discussed below, the Partnership had a loss from continuing operations of approximately $27,000 for the year ended December 31, 1999, compared to income of approximately $160,000 for the year ended December 31, 1998. The loss is primarily attributable to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in other income and the fact that no casualty gain was recognized in 1999 as was in 1998, all of which more than offset an increase in rental income. Rental income increased due to increased average rental rates and occupancy at Cedar Brooke. Other income decreased due to lower cash balances in interest bearing accounts which was partially offset by increased tenant charges at Cedar Brooke. The casualty gain in 1998 was due to insurance proceeds received less the write-off of the undepreciated value of the assets destroyed in a fire at Cedar Brooke which caused extensive damage to the clubhouse.

The increase in total expenses is due to an increase in depreciation expense, general and administrative expense, and property tax expense partially offset by a decrease in operating expense. Depreciation expense increased due to capital improvements completed during the last twelve months which are now being depreciated. General and administrative expenses increased due primarily to increased legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, partially offset by decreased general partner reimbursements. Included in general and administrative expenses at December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included. Property tax expense increased due to an increase in the assessed value of Cedar Brooke Apartments. Operating expense decreased due to decreased maintenance expenses at Cedar Brooke, and decreased property insurance expense due to a change in insurance carriers late in 1998. These decreases were partially offset by increased employee payroll costs at Cedar Brooke.

On November 4, 1999, the Partnership sold the Florida #11 Mini Warehouse to an unaffiliated third party for net sales proceeds of approximately $4,470,000 after payment of closing costs. For financial statement purposes, the sale resulted in a gain of approximately $2,525,000.

On December 30, 1999, Phoenix Business Campus, located in College Park, Georgia, was sold to an unaffiliated party for $4,200,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $4,084,000. For financial statement purposes, the sale resulted in a gain of approximately $619,000.

Florida #11 Mini Warehouse and Phoenix Business Campus were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations. The revenues of these properties were approximately $1,334,000 and $1,376,000 for 1999 and 1998, respectively. Income from discontinued operations were approximately $509,000 and $479,000 for 1999 and 1998, respectively.

The increase in income from discontinued operations is due to increased rental rates and occupancy at Phoenix Business Campus, as well as a reduction in property tax expense due to refunds received during the first quarter of 1999 on behalf of Phoenix Business Campus for 1997 and 1998 taxes. These increases in net income were partially offset by the sale of Florida #11 Mini-Warehouse in early November which resulted in only ten months of operations for 1999 compared to a full twelve months in 1998.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change on net income in 1999 is not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Partnership held cash and cash equivalents of approximately $10,579,000, compared to approximately $1,754,000 at December 31, 1998. The net increase in cash and cash equivalents for the year ended December 31, 1999 was approximately $8,825,000. The net increase in cash and cash equivalents is due to approximately $1,197,000 of cash provided by operating activities and approximately $8,203,000 of cash provided by investing activities, which was partially offset by approximately $575,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Florida's #11 Mini-Warehouse and Phoenix Business Campus, partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions paid to the partners. The Partnership invests its working capital reserves in money market accounts.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits of both continuing and discontinued operations totaling approximately $10,654,000 at December 31, 1999, exceed the Partnership's reserve requirement of approximately $1,339,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The minimum amount to be budgeted is expected to be $300 per unit or $47,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

During the year ended December 31, 1999, a cash distribution attributable to cash flow from operations of approximately $575,000 (approximately $569,000 to the limited partners, $4.42 per unit of depositary receipt) was paid to the Partners. During the year ended December 31, 1998, a cash distribution from operations of approximately $1,000,000 (approximately $990,000 to the limited partners, $7.69 per unit of depositary receipt) was paid to the Partners. Subsequent to December 31, 1999, a distribution of approximately $8,000,000 was declared and paid. Of this amount, approximately $262,000 (approximately $259,000 to the limited partners, $2.01 per unit of depositary receipt) was paid from operations and approximately $7,738,000 (approximately $7,661,000 to the limited partners, $59.48 per unit of depositary receipt) was paid from the sales proceeds of the Florida #11 Mini Warehouse and Phoenix Business Campus which were sold during the fourth quarter of 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and required working capital reserves to permit further distributions to its partners in the year 2000 or subsequent periods.

Tender Offers

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 59,996 units of depositary receipt in the Partnership representing 46.577% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. To date, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

      Report of Ernst and Young, LLP, Independent Auditors

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

To the Partners

Johnstown/Consolidated Income Partners

We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 1999, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 24, 2000

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999


  Assets

    Cash and cash equivalents                                              $ 10,579
    Receivables and deposits (net of allowance of $159,000)                     172
    Restricted escrows                                                          223
    Other assets                                                                 92
    Investment property (Notes F and G):
       Land                                                    $    213
       Buildings and related personal property                    4,486
                                                                  4,699

       Less accumulated depreciation                             (2,962)      1,737
                                                                           $ 12,803

  Liabilities and Partners' (Deficit) Capital
  Liabilities

    Accounts payable                                                       $     97
    Tenant security deposit liabilities                                          35
    Accrued property taxes                                                       67
    Other liabilities                                                            93
    Mortgage note payable (Note F)                                            2,325

  Partners' (Deficit) Capital

     General partner                                           $   (145)
     Corporate limited partner on behalf of the
       Unitholders - (128,810 units issued and
       outstanding)                                              10,331      10,186
                                                                           $ 12,803

                   See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                                   Years Ended
                                                                   December 31,

                                                                 1999        1998
                                                                         (restated)
Revenues:
   Rental income                                               $ 1,045      $  960
   Other income                                                    112         135
   Casualty gain (Note I)                                           --         205
       Total revenues                                            1,157       1,300


Expenses:
   Operating                                                       438         471
   General and administrative                                      281         265
   Depreciation                                                    213         170
   Interest                                                        185         185
   Property taxes                                                   67          49

       Total expenses                                            1,184       1,140


(Loss) income from continuing operations                           (27)        160
Income from discontinued operations                                509         479
Gain on sale of discontinued operations                          3,144          --


Net income (Note J)                                            $ 3,626      $   639


Net income allocated to general partner (1%)                   $    36      $     6
Net income allocated to limited partners (99%)                   3,590          633

                                                               $ 3,626      $   639

Per Unit of Depositary Receipt:
   (Loss) income from continuing operations                       (.20)        1.23
   Income from discontinued operations                            3.91         3.68
   Gain on sale of discontinued operations                       24.16           --


Net income per Unit of Depositary Receipt                      $ 27.87      $  4.91


Distributions per Unit of Depositary Receipt                   $  4.42      $  7.69



                   See Accompanying Notes to Financial Statements



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)




                                                              Unitholders
                                       Units of                 Units of
                                      Depositary    General    Depositary
                                        Receipt     Partner      Receipt      Total
                                                                (Note A)

Original capital contributions          129,266      $    1      $32,317     $32,318

Partners' (deficit) capital at
   December 31, 1997                    128,810      $ (171)     $ 7,667     $ 7,496

Distribution paid                            --         (10)        (990)     (1,000)

Net income for the year ended
   December 31, 1998                         --           6          633         639

Partners' (deficit) capital at
   December 31, 1998                    128,810        (175)       7,310       7,135

Distribution paid                            --          (6)        (569)       (575)

Net income for the year ended
   December 31, 1999                         --          36        3,590       3,626

Partners' (deficit) capital at
   December 31, 1999                    128,810     $ (145)      $10,331     $10,186


                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Years Ended December 31,
                                                                 1999          1998

Cash flows from operating activities:

   Net income                                                  $ 3,626        $  639
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                                 582           537
      Amortization of lease commissions and loan costs              14            62
      Gain on sale of discontinued operations                   (3,144)           --
      Casualty gain                                                 --          (205)
      Change in accounts:
        Receivables and deposits                                     6           (91)
        Other assets                                                52           (27)
        Accounts payable                                            84          (381)
        Tenant security deposit liabilities                        (38)           18
        Accrued property taxes                                      18            49
        Other liabilities                                           (3)           40


           Net cash provided by operating activities             1,197           641

Cash flows from investing activities:

   Proceeds from sale of discontinued operations                 8,554            --
   Property improvements and replacements                         (342)         (837)
   Net (deposits to) receipts from restricted escrows               (9)           47
   Lease commissions paid                                           --          (160)
   Net insurance proceeds from casualty                             --           293

           Net cash provided by (used in) investing
              activities                                         8,203          (657)

Cash flows used in financing activities:

   Distributions to partners                                      (575)       (1,000)

Net increase (decrease) in cash and cash equivalents             8,825        (1,016)

Cash and cash equivalents at beginning of year                   1,754         2,770

Cash and cash equivalents at end of year                       $10,579       $ 1,754

Supplemental disclosure of cash flow information:

   Cash paid for interest                                      $   170       $   170

                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Summary of Significant Accounting Policies

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to operate and hold commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' (deficit) capital is herein represented as an interest of the Unitholders. The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to that date. As of December 31, 1999, the Partnership owned one residential property, which is located in Missouri.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of the General Partner acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the General Partner affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia Financial Group, Inc., ("Insignia") acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the General Partner affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1999, Insignia Properties Trust ("IPT") owned 100% of the outstanding stock of CEI.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note M).

Investment Properties

The Partnership's investment property consists of one apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1999 and 1998, no adjustments for impairment of value were recorded.

Fair Value of Financial Instruments

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

Replacement Reserves

The Partnership maintains a replacement reserve with the holder of the mortgage note payable on Cedar Brooke Apartments. These funds are available for the maintenance of the property. The balance at December 31, 1999 was approximately $223,000.

Leases

The Partnership generally leases apartment units for one year or less. The Partnership recognizes income as earned on its residential leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs

Loan costs are approximately $101,000 net of accumulated amortization of approximately $45,000, at December 31, 1999 and are amortized using the straight-line method over the life of the related mortgage note. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense for Cedar Brooke Apartments, which is included in operating expenses, was approximately $33,000 and $37,000 for the years ended December 31, 1999 and 1998, respectively.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers (see "Note K" for required disclosures).

Reclassifications

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                      1999           1998
                                                         (in thousands)
Asset management fees (included in
   general and administrative expense)                $ 94           $ 91
Property management fees (included
   in operating expenses)                               97            110
Reimbursement for services of affiliates
   (included in operating and general and
   administrative expenses, and investment
   properties)                                          44            111

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $94,000 and $91,000 were paid to the General Partner and its affiliates for the years ended December 31, 1999 and 1998, respectively.

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $55,000 and $50,000 for the years ended December 31, 1999 and 1998, respectively. For the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Mini-Warehouse commercial property for property management services. The Partnership paid to such affiliates approximately $42,000 and $45,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Phoenix Business Campus commercial property for providing property management services. For the nine months ended September 30, 1998, the Partnership paid approximately $15,000 to such affiliates for providing property management services for Phoenix Business Campus. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the Phoenix Business Campus commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $44,000 and $111,000 for the years ended December 31, 1999 and 1998, respectively.

The Partnership paid leasing commissions of approximately $80,000 to an affiliate of the General Partner during the year ended December 31, 1998. No lease commissions were paid to affiliates during the year ended December 31, 1999. Leasing commissions were capitalized and amortized over the lives of the respective leases.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 59,996 units of depositary receipt in the Partnership representing 46.577% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits of both continuing and discontinued operations totaling approximately $10,654,000 at December 31, 1999, exceed the Partnership's reserve requirement of approximately $1,339,000.

Note E - Distributions

During the year ended December 31, 1999, the General Partner declared and paid a distribution attributable to cash flow from operations of approximately $575,000 (approximately $569,000 to the limited partners, $4.42 per Unit). In March of 1998, the Partnership paid a distribution attributable to cash flow from operations of approximately $1,000,000 (approximately $990,000 to the limited partners, $7.69 per Unit). Subsequent to December 31, 1999, a distribution of approximately $8,000,000 was declared and paid. Of this amount, approximately $262,000 (approximately $259,000 to the limited partners, $2.01 per Unit) was paid from operations and approximately $7,738,000 (approximately $7,661,000 to the limited partners, $59.48 per Unit) was paid from the sales proceeds of the Florida #11 Mini Warehouse and Phoenix Business Campus which were sold during the fourth quarter of 1999. See "Note H" for additional information about the property sales.

Note F - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:


                             Principal     Monthly                          Principal
                             Balance At    Payment    Stated                 Balance
                            December 31,  Interest   Interest   Maturity      Due At
Property                        1999        Only       Rate       Date       Maturity
                                (in thousands)                            (in thousands)

Cedar Brooke Apartments
  1st mortgage                 $2,325       $ 14       7.33%     11/03        $2,325


The mortgage note is non-recourse and is secured by pledge of the apartment property and by pledge of revenues from the apartment property. The note requires prepayment penalties if repaid prior to maturity and prohibits resale of the property subject to existing indebtedness.

Note G - Real Estate and Accumulated Depreciation


                                               Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings         Net Cost
                                                        and Related      Capitalized
                                                         Personal       Subsequent to
Description                  Encumbrances     Land       Property        Acquisition
                            (in thousands)                              (in thousands)

Cedar Brooke Apartments         $2,325       $ 275        $4,040            $ 384




                          Gross Amount At Which Carried
                             At December 31, 1999
                                (in thousands)

                                   Buildings
                                  And Related
                                   Personal            Accumulated    Date    Depreciable
Description                Land    Property    Total  Depreciation  Acquired  Life-Years
                                                     (in thousands)


Cedar Brooke Apartments   $ 213     $4,486    $4,699     $2,962     02/27/87     5-19


Reconciliation of "Real Estate and Accumulated Depreciation":

                                           Years Ended December 31,
                                              1999           1998
                                                (in thousands)
Real Estate

Balance at beginning of year                $13,720         $13,092
   Property improvements                        342             837
   Property dispositions                         --            (209)
   Sale of discontinued operations           (9,363)             --

Balance at end of year                      $ 4,699         $13,720

Accumulated Depreciation

Balance at beginning of year                $ 6,609         $ 6,193
   Additions charged to expense                 582             537
   Property dispositions                         --            (121)
   Sale of discontinued operations           (4,229)             --

Balance at end of year                      $ 2,962         $ 6,609

The aggregate cost of the Partnership's investment properties for Federal income tax purposes at December 31, 1999 and 1998, respectively, is approximately $5,033,000 and $14,463,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, respectively, is approximately $2,491,000 and $6,928,000.

Note H - Sale of Discontinued Operations

On November 4, 1999, the Partnership sold the Florida #11 Mini Warehouse to an unaffiliated third party for net sales proceeds of approximately $4,470,000 after payment of closing costs. For financial statement purposes, the sale resulted in a gain of approximately $2,525,000.

The sales transaction is summarized as follows (amounts in thousands):

           Net sale price, net of selling costs          $  4,470
           Net real estate (1)                             (1,945)
             Gain on sale of real estate                 $  2,525

      (1) Net of accumulated depreciation of approximately $813,000.

On December 30, 1999, Phoenix Business Campus, located in College Park, Georgia, was sold to an unaffiliated party for $4,200,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $4,084,000. For financial statement purposes, the sale resulted in a gain of approximately $619,000.

The Phoenix Business Campus sale transaction is summarized as follows (amounts in thousands):

Net sales price, net of selling costs        $ 4,084
Net real estate (1)                           (3,187)
Other assets                                    (278)
    Gain on sale of real estate              $   619

      (1) Net of accumulated depreciation of approximately $3,416,000.

The following pro-forma information reflects the operations of the Partnership for the years ended December 31, 1999 and 1998 as if Phoenix Business Campus and Florida #11 Mini-Warehouse had been sold January 1, 1998:

                                   1999            1998
                                (in thousands, except per
                                        unit data)

Revenues                         $ 1,157         $ 1,300
Net (loss) income                    (27)            160
Net (loss) income per Unit
  Depositary Receipt                (.20)           1.23

Florida #11 Mini Warehouse and Phoenix Business Campus were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations. The revenues of these properties were approximately $1,334,000 and $1,376,000 for 1999 and 1998, respectively. Income from discontinued operations was approximately $509,000 and $479,000 for 1999 and 1998, respectively.

Note I - Casualty Gain

In the fourth quarter of 1997, there was a fire at Cedar Brooke Apartments that caused extensive damage to the clubhouse. Insurance proceeds of approximately $293,000 were received and reconstruction of the clubhouse was completed in 1998. The Partnership recorded a casualty gain of approximately $205,000 during the year ended December 31, 1998 as a result of the proceeds received less the write-off of the undepreciated balance of the assets destroyed in the fire.

Note J - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                             1999            1998

Net income as reported                      $ 3,626         $  639
Add (deduct):
   Depreciation differences                     (54)           (86)
   Unearned income                              (35)            (7)
   Allowance for bad debt                        --            (22)
   Other                                         32             51
   Casualty gain                                 --           (220)
   Gain on sale of property                     283             --
   Accruals and prepaids                         45             23

Federal taxable income                      $ 3,897         $  378


Federal taxable income per unit of
   Depositary Receipt                       $ 29.95         $ 2.91


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                            $10,186
Land and buildings                                    334
Accumulated depreciation                              471
Syndication and distribution costs                  3,825
Other                                                 (14)
   Net assets - Federal tax basis                 $14,802

Note K - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Independence, Missouri. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of an office building located in Atlanta, Georgia, and a self-storage mini-warehouse located in Davie, Florida. The two commercial properties held by the Partnership were sold to unrelated parties during 1999. Therefore, the commercial segment is reflected as discontinued operations (see "Note H - Sale of Discontinued Operations" for further discussion regarding the commercial sales).

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segments consisted of investment properties that offered different products and services. The reportable segments were each managed separately because they provided distinct services with different types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


                 1999                  Residential    Commercial     Other     Totals
                                                    (discontinued)

Rental income                            $ 1,045         $ --         $ --    $ 1,045
Other income                                  51            --           61       112
Interest expense                             185            --           --       185
Depreciation                                 213            --           --       213
General and administrative expense            --            --          281       281
Gain on sale of discontinued
  operations                                  --         3,144           --     3,144
Income from discontinued operations           --           509           --       509
Segment profit (loss)                        193         3,653         (220)    3,626
Total assets                               2,332           360       10,111    12,803
Capital expenditures for
  investment properties                      262            80           --       342



                 1998                  Residential    Commercial     Other     Totals
                                                    (discontinued)

Rental income                             $  960          $ --         $ --     $ 960
Other income                                  54            --           81       135
Interest expense                             185            --           --       185
Depreciation                                 170            --           --       170
General and administrative expense            --            --          265       265
Casualty gain                                205            --           --       205
Income from discontinued operations           --           479           --       479
Segment profit (loss)                        344           479         (184)      639
Total assets                               2,159         6,510        1,024     9,693
Capital expenditures for
  investment properties                      488           349           --       837


Note L - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note M - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change on net income in 1999 is not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

The names of the directors and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                    Age  Position

Patrick J. Foye         42   Executive Vice President and Director

Martha L. Long          40   Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of December 31, 1999, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                               Number of          Percent
                Name and Address                 Units            of Total

      Insignia Properties LP (1)                12,146.0           9.429%
         (an affiliate of AIMCO)
      Madison River Properties LLC (1)          14,061.5          10.917%
         (an affiliate of AIMCO)
      AIMCO Properties LP (2)                   33,788.5          26.231%
         (an affiliate of AIMCO)

      (1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

      (2) Entity is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

(b)   Beneficial Owners of Management

      Except as noted below, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 1999, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                     Number of      Percent

            Name and Address         CEI Shares    of Total

      Insignia Properties Trust       100,000        100%
      55 Beattie Place
      Greenville, SC 29601

      Insignia Properties Trust is indirectly ultimately owned by AIMCO.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                      1999           1998
                                                      ----           ----
                                                         (in thousands)
Asset management fees                                 $ 94           $ 91

Property management fees                                97            110

Reimbursement for services of affiliates                44            111

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $94,000 and $91,000 were paid to the General Partner and its affiliates for the years ended December 31, 1999 and 1998, respectively.

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $55,000 and $50,000 for the years ended December 31, 1999 and 1998, respectively. For the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Mini-Warehouse commercial property for property management services. The Partnership paid to such affiliates approximately $42,000 and $45,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Phoenix Business Campus commercial property for providing property management services. For the nine months ended September 30, 1998, the Partnership paid approximately $15,000 to such affiliates for providing property management services for Phoenix Business Campus. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the Phoenix Business Campus commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $44,000 and $111,000 for the years ended December 31, 1999 and 1998, respectively.

The Partnership paid leasing commissions of approximately $80,000 to an affiliate of the General Partner during the year ended December 31, 1998. No leasing commissions were paid to affiliates during the year ended December 31, 1999. Leasing commissions were capitalized and amortized over the lives of the respective leases.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 59,996 units of depositary receipt in the Partnership representing 46.577% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of calendar year
            1999:

            Current Report on Form 8-K dated November 4, 1999 and filed November 30, 1999, disclosing sale of Florida #11 Mini-Warehouse on November 4, 1999.

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

/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date:
Martha L. Long                and Controller

                     JOHNSTOWN CONSOLIDATED INCOME PARTNERS

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

10.36 Purchase and Sale Contract between Johnstown/Consolidated Income Partners and Everest Storage Holdings, LLC dated July 2, 1999, documenting the sale of Florida #11 Mini Warehouse located in Davie, Florida. (Incorporated by reference to current report on Form 8-K dated November 4, 1999).

10.37    First   Amendment   to   Purchase   and  Sale   Contract   between
         Johnstown/Consolidated Income Partners and Everest Storage Holdings, LLC dated September 7, 1999, documenting the sale of Florida #11 Mini Warehouse located in Davie, Florida. (Incorporated by reference to current report on Form 8-K dated November 4, 1999).

10.38 Purchase and Sale Contract between Registrant and Cadle's Phoenix Business Center, an Ohio Limited Liability Company, dated October 8, 1999. (Incorporated by reference to current report on Form 8-K dated December 30, 1999).

10.39    Addendum to Purchase  and Sale  Contract  between  Registrant  and
         Cadle's  Phoenix  Business  Center,   an  Ohio  Limited  Liability
         Company, dated December 8, 1999.(Incorporated by reference to current report on Form 8-K dated December 30, 1999)

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

16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995)

18       Independent   Accountants'   Preferability   Letter   for   Change   in
         Accounting Principle.

27       Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
ConCap Equities, Inc.
General Partner of Johnstown/Consolidated Income Partners
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note M of Notes to the Financial Statements of Johnstown/Consolidated Income Partners included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/ Ernst & Young LLP