Form 10QSB
period 2000-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2000-05-15
CIK 787621

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

                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                            $  2,666
   Receivables and deposits, net of allowance of $159                        105
   Restricted escrows                                                        167
   Other assets                                                               87
   Investment properties:
      Land                                                   $  213
      Buildings and related personal property                 4,498
                                                              4,711

      Less accumulated depreciation                          (3,020)       1,691
                                                                         $ 4,716

Liabilities and Partners' (Deficit) Capital

   Accounts payable                                                      $    55
   Tenant security deposit liabilities                                        37
   Accrued property taxes                                                     15
   Other liabilities                                                          79
   Mortgage note payable                                                   2,325

Partners' (Deficit) Capital

   General partner                                           $ (225)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                            2,430        2,205
                                                                         $ 4,716

                   See Accompanying Notes to Financial Statements

b)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                              2000           1999
Revenues:                                                                 (restated)
   Rental income                                              $ 274         $  256
   Other income                                                  84             22
      Total revenues                                            358            278

Expenses:
   Operating                                                    103            110
   General and administrative                                    66             67
   Depreciation                                                  58             43
   Interest                                                      46             46
   Property taxes                                                15             13
      Total expenses                                            288            279
Income (loss) from continuing operations                         70             (1)
(Loss) income from discontinued operations                      (16)           154
Loss on sale of discontinued operations                         (35)            --

          Net income                                          $  19          $ 153

Net income allocated to general partner (1%)                  $  --          $   2

Net income allocated to limited partners (99%)                   19            151

                                                              $  19          $ 153

Per unit of Depositary Receipt:
   Income (loss) from continuing operations                   $ .54         $ (.01)
   (Loss) income from discontinued operations                  (.12)          1.18
   Loss on sale of discontinued operations                     (.27)            --

Net income per Unit of Depositary Receipt                     $ .15         $ 1.17

Distributions per Unit of Depositary Receipt                 $61.49          $ --

                   See Accompanying Notes to Financial Statements



c)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt

                                       Units      Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' (deficit) capital
   at December 31, 1999              128,810      $  (145)    $10,331       $10,186

Distribution to partners                  --          (80)     (7,920)       (8,000)

Net income for the three months
   ended March 31, 2000                   --           --          19            19

Partners' (deficit) capital
   at March 31, 2000                 128,810      $  (225)    $ 2,430       $ 2,205


                   See Accompanying Notes to Financial Statements

d)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                      $  19       $  153
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      58          135
   Amortization of lease commissions and loan costs                   4           21
   Loss on sale of discontinued operations                           35           --
   Change in accounts:
      Receivables and deposits                                       67           11
      Other assets                                                    1           (4)
      Accounts payable                                              (75)          --
      Tenant security deposit liabilities                             2            1
      Accrued property taxes                                        (52)         (12)
      Other liabilities                                             (16)          (4)
       Net cash provided by operating activities                     43          301

Cash flows from investing activities:

  Property improvements and replacements                            (12)         (62)
  Net receipts from restricted escrows                               56            2
  Lease commissions paid                                             --          (11)
       Net cash provided by (used in) investing activities           44          (71)

Cash flows used in financing activities:

  Distribution to partners                                       (8,000)          --

Net (decrease) increase in cash and cash equivalents             (7,913)         230

Cash and cash equivalents at beginning of period                 10,579        1,754

Cash and cash equivalents at end of period                      $ 2,666      $ 1,984

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $    43      $    43


                   See Accompanying Notes to Financial Statements



e)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying  unaudited financial  statements of the  Johnstown/Consolidated
Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Certain reclassification have been made to the 1999 balances to conform to the 2000 presentation.

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

The following expenses were paid or accrued to an affiliate of the General Partner during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Asset management fees (included in general and
   administrative expense)                                        $ 24      $ 22
 Property management fees (included in operating expenses
  and (loss) income from discontinued operations)                   14        25
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             11        24

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $24,000 and $22,000 were paid to the General Partner and its affiliates for the three months ended March 31, 2000 and 1999, respectively.

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $14,000 for both the three month periods ended March 31, 2000 and 1999. For the three months ended March 31, 1999 affiliates were entitled to receive varying percentages of the gross receipts from the Partnership's Florida #11 Mini-Warehouses commercial property for providing property management services. The Partnership paid to such affiliates approximately $11,000 for the three months ended March 31, 1999. These services were provided by an unrelated party for Phoenix Business Center in 1999. Both the Florida #11 Mini-Warehouse and Phoenix Business Center were sold during 1999, so no management fees were paid for these properties during the three months ended March 31, 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $11,000 and $24,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 60,612 units of depositary receipt in the Partnership representing approximately 47.06% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 47.06% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $2,704,000 at March 31, 2000, exceed the Partnership's reserve requirement of approximately $955,000.

Note E - Distributions

During the three months ended March 31, 2000, the General Partner declared and paid a distribution of sale proceeds from the sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners, $59.48 per unit of depository receipt) and approximately $262,000 (approximately $259,000 to the limited partners, $2.01 per unit of depository receipt) from operations. No distributions were declared or paid during the three months ended March 31, 1999.

Note F - Sale of Discontinued Operations

The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during November and December of 1999, respectively. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as
(loss) income from discontinued operations and loss on sale of discontinued operations. Total revenues for these properties were approximately $350,000 for the three months ended March 31, 1999. No revenues were earned by these properties during the three months ended March 31, 2000. Loss from discontinued operations was approximately $16,000 for the three months ended March 31, 2000, as compared to income from discontinued operations of approximately $154,000 for the three months ended March 31, 1999. The loss from discontinued operations for the three months ended March 31, 2000 was due to payment of payables incurred prior the sale dates of the properties. The loss on sale of discontinued operations during the three months ended March 31, 2000 was due to an increase in estimated legal fees relating to the property sales.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Independence, Missouri. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of an office building located in Atlanta, Georgia, and a self-storage mini-warehouse located in Davie, Florida. The two commercial properties held by the Partnership were sold to unrelated parties during 1999. Therefore, the commercial segment is reflected as discontinued operations (see "Note F - Sale of Discontinued Operations" for further discussion regarding the commercial sales).

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segments consisted of investment properties that offered different products and services. The reportable segments were each managed separately because they provided distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

2000                                       Residential   Commercial    Other      Totals
                                                        (discontinued)
Rental income                                 $ 274         $ --        $  --      $  274
Other income                                      10           --          74          84
Interest expense                                  46           --          --          46
Depreciation                                      58           --          --          58
General and administrative expense                --           --          66          66
Loss from discontinued operations                 --          (16)         --         (16)
Loss on sale of discontinued operations           --          (35)         --         (35)
Segment profit (loss)                             62          (51)          8          19
Total assets                                   2,309           --       2,407       4,716
Capital expenditures for investment
  Properties                                      12           --          --          12



1999                                      Residential   Commercial     Other      Totals
                                                       (discontinued)
Rental income                                $ 256         $ --        $   --       $ 256
Other income                                     12           --           10          22
Interest expense                                 46           --           --          46
Depreciation                                     43           --           --          43
General and administrative expense               --           --           67          67
Income from discontinued operations              --          154           --         154
Segment profit (loss)                            56          154          (57)        153
Total assets                                  2,105        6,672        1,054       9,831
Capital expenditures for investment
  properties                                     18           44           --          62

Note H - Legal Proceedings

In March 1998, several putative unit holders of units of depositary receipt of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2000 and 1999.

                                                   Average Occupancy

      Property                                      2000       1999

      Cedar Brooke Apartments                       99%        97%
         Independence, Missouri

Results of Operations

The Partnership's net income for the three months ended March 31, 2000, was approximately $19,000 compared to net income of approximately $153,000 for the three months ended March 31, 1999. The decrease in net income is primarily attributable to the decrease in income from discontinued operations and the loss on discontinued operations. The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during 1999. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as (loss) income from discontinued operations and loss on sale of discontinued operations. The additional loss on sale of discontinued operations for the three months ended March 31, 2000 is due to an increase in the estimated legal fees related to the sales.

The Partnership's income from continuing operations for the three months ended March 31, 2000 was approximately $70,000 compared to a loss from continuing operations of approximately $1,000 for the three months ended March 31, 1999. The increase in income from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased due to increases in rental income and other income. Rental income increased due to increases in occupancy and average rental rates at Cedar Brooke Apartments. Other income increased primarily due to increased interest income due to higher average cash balances in interest bearing accounts.

Total expenses increased primarily due to an increase in depreciation expense. Depreciation expense increased due to property improvements and replacements completed during the past twelve months.

Included in general and administrative expense for the three months ended March 31, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,666,000 as compared to approximately $1,984,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents decreased by approximately $7,913,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $8,000,000 of cash used in financing activities, partially offset by approximately $43,000 of cash provided by operating activities and by approximately $44,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to the partners. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in a money market account.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents and tenant security deposits totaling approximately $2,704,000 at March 31, 2000, exceed the Partnership's reserve requirement of approximately $955,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property are discussed below.

The Partnership budgeted approximately $75,000 for capital improvements at Cedar Brooke Apartments for the year 2000 consisting primarily of carpet and vinyl replacement, roof replacements, parking lot enhancements, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $12,000 of budgeted capital improvements at Cedar Brooke Apartments consisting primarily of carpet and vinyl replacement and appliance replacements. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the three months ended March 31, 2000, the General Partner declared and paid a distribution from sale proceeds of approximately $7,738,000 (approximately $7,661,000 to the limited partners, $59.48 per unit of depository receipt) and approximately $262,000 (approximately $259,000 to the limited partners, $2.01 per unit of depository receipt) from operations. No distributions were declared or paid during the three months ended March 31, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and required working capital reserves to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of units of depositary receipt of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item I. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K dated December 30, 1999 and filed January 10, 2000 disclosing the sale of Phoenix Business Campus on December 30, 1999.

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

                                    Date: May 15, 2000