Form 10QSB
period 2000-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2000-08-14
CIK 787621

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $ 1,311
   Receivables and deposits                                                     120
   Restricted escrows                                                           182
   Other assets                                                                  78
   Investment property:
      Land                                                    $  213
      Buildings and related personal property                  4,515
                                                               4,728
      Less accumulated depreciation                           (3,074)         1,654
                                                                            $ 3,345

Liabilities and Partners' (Deficit) Capital

   Accounts payable                                                          $   14
   Tenant security deposit liabilities                                           40
   Accrued property taxes                                                        33
   Other liabilities                                                             95
   Mortgage note payable                                                      2,325

Partners' (Deficit) Capital

   General partner                                            $ (238)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                             1,076            838
                                                                            $ 3,345

                   See Accompanying Notes to Financial Statements

b)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                         2000         1999         2000         1999
                                                   (Restated)                (Restated)

Revenues:
  Rental income                         $  271        $ 259         $ 545        $ 515
  Other income                              48           21           132           43
       Total revenues                      319          280           677          558

Expenses:
  Operating                                113          104           232          214
  General and administrative                75           87           141          154
  Depreciation                              54           78           112          121
  Interest                                  46           46            92           92
  Property taxes                            18           13            33           26
      Total expenses                       306          328           610          607

Income (loss) from continuing
  operations                                13          (48)           67          (49)
Income from discontinued
  operations                                --          153            --          307
Loss on sale of discontinued
  operations                               (36)          --           (71)          --
     Net (loss) income                  $  (23)       $ 105         $  (4)       $ 258

Net income allocated to general
  partner (1%)                           $  --         $  1          $ --          $ 3
Net (loss) income allocated to
  limited partners (99%)                   (23)         104            (4)         255
                                        $  (23)       $ 105         $  (4)       $ 258
Per unit of depositary receipt:
  Income (loss) from continuing
   operations                           $ 0.10      $ (0.37)      $ 0.51       $ (0.38)
  Income from discontinued
   operations                               --         1.18            --         2.36
  Loss on sale of discontinued
   operations                            (0.28)          --         (0.54)          --

Net (loss) income per unit of
  depositary receipt                   $ (0.18)      $ 0.81       $ (0.03)     $  1.98
Distributions per unit of
  depositary receipt                   $ 10.33        $ --        $ 71.82       $  --


                   See Accompanying Notes to Financial Statements

c)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                                             Unitholders
                                                               Units of
                                     Units of                 Depositary
                                    Depositary     General     Receipt
                                       Units       Partner     (Note A)     Total

Original capital contributions        129,266        $ 1       $32,317     $32,318

Partners' (deficit) capital
   at December 31, 1999               128,810      $ (145)     $10,331     $10,186

Distribution to partners                   --          (93)     (9,251)     (9,344)

Net loss for the six months
   ended June 30, 2000                     --           --          (4)         (4)

Partners' (deficit) capital
   at June 30, 2000                   128,810      $ (238)     $ 1,076      $ 838

                   See Accompanying Notes to Financial Statements

d)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                               $ (4)       $  258
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     112          312
   Amortization of lease commissions and loan costs                   7           40
   Loss on sale of discontinued operations                           71           --
   Change in accounts:
      Receivables and deposits                                       52          (67)
      Other assets                                                    7          (10)
      Accounts payable                                             (116)          10
      Tenant security deposit liabilities                             5            2
      Accrued property taxes                                        (34)          28
      Other liabilities                                             (36)          (7)
       Net cash provided by operating activities                     64          566

Cash flows from investing activities:

  Property improvements and replacements                            (29)        (133)
  Net receipts from (deposits to) restricted escrows                 41          (13)
  Lease commissions paid                                             --          (11)
       Net cash provided by (used in) investing activities           12         (157)

Cash flows used in financing activities:

  Distribution to partners                                       (9,344)          --

Net (decrease) increase in cash and cash equivalents             (9,268)         409

Cash and cash equivalents at beginning of period                 10,579        1,754

Cash and cash equivalents at end of period                      $ 1,311      $ 2,163

Supplemental disclosure of cash flow information:

  Cash paid for interest                                          $ 85        $  85


                   See Accompanying Notes to Financial Statements

e)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying  unaudited financial  statements of the  Johnstown/Consolidated
Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following expenses were paid or accrued to an affiliate of the General Partner during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Asset management fees (included in general and
   administrative expense)                                        $ 47      $ 47
 Property management fees (included in operating expenses
   and income from discontinued operations)                         29        50
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             20        21

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $47,000 were paid to the General Partner and its affiliates for both the six months ended June 30, 2000 and 1999.

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $29,000 and $27,000 for the six month periods ended June 30, 2000 and 1999. For the six months ended June 30, 1999, affiliates were entitled to receive varying percentages of the gross receipts from the Partnership's Florida #11 Mini-Warehouses commercial property for providing property management services. The Partnership paid to such affiliates approximately $23,000 for the six months ended June 30, 1999. These services were provided by an unrelated party for Phoenix Business Center in 1999. Both the Florida #11 Mini-Warehouse and Phoenix Business Center were sold during 1999, so no management fees were paid for these properties during the six months ended June 30, 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $20,000 and $21,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 63,152 units of depositary receipt in the Partnership representing approximately 49.03% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining units of depository receipt for a purchase price of $29.00 per unit. The offer is currently scheduled to expire on August 21, 2000. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 49.03% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $1,352,000 at June 30, 2000, exceed the Partnership's reserve requirement of approximately $955,000.

Note E - Distributions

During the six months ended June 30, 2000, the General Partner declared and paid distributions of approximately $9,344,000 (approximately $9,251,000 to the limited partners or $71.82 per unit of depositary receipt). These distributions consisted of sale proceeds from the sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $1,606,000 (approximately $1,590,000 to the limited partners or $12.34 per unit of depositary receipt) from operations. No distributions were declared or paid during the six months ended June 30, 1999.

Note F - Sale of Discontinued Operations

The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during November and December of 1999, respectively. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as
(loss) income from discontinued operations and loss on sale of discontinued operations. Total revenues for these properties were approximately $371,000 and $721,000 for the three and six months ended June 30, 1999. No revenues were earned by these properties during the three and six months ended June 30, 2000. Income from discontinued operations was approximately $153,000 and $307,000 for the three and six months ended June 30, 1999, respectively. The loss on sale of discontinued operations during the six months ended June 30, 2000 was due to additional legal fees and other costs relating to the property sales.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

       Three Months Ended
          June 30, 2000           Residential     Commercial       Other      Totals
                                                (discontinued)
Rental income                        $  271           $  --          $ --       $ 271
Other income                             20              --            28          48
Interest expense                         46              --            --          46
Depreciation                             54              --            --          54
General and administrative
  expense                                --              --            75          75
Loss on sale of discontinued
  operations                             --             (36)           --         (36)
Segment profit (loss)                    60             (36)          (47)        (23)


        Six Months Ended
          June 30, 2000           Residential     Commercial       Other      Totals
                                                (discontinued)
Rental income                        $  545           $  --          $ --       $ 545
Other income                             30              --           102         132
Interest expense                         92              --            --          92
Depreciation                            112              --            --         112
General and administrative
  expense                                --              --           141         141
Loss on sale of discontinued
  operations                             --             (71)           --         (71)
Segment profit (loss)                   106             (71)          (39)         (4)
Total assets                          2,101              --         1,244       3,345
Capital expenditures for
  investment property                    29              --            --          29


        Three Months Ended
          June 30, 1999             Residential     Commercial      Other      Totals
                                                  (discontinued)
Rental income                          $  259           $  --         $ --      $ 259
Other income                                7              --           14         21
Interest expense                           46              --           --         46
Depreciation                               78              --           --         78
General and administrative
  expense                                  --              --           87         87
Income from discontinued
  operations                               --             153           --        153
Segment profit (loss)                      25             153          (73)       105


         Six Months Ended
          June 30, 1999             Residential     Commercial      Other      Totals
                                                  (discontinued)
Rental income                          $  515           $  --         $ --      $ 515
Other income                               19              --           24         43
Interest expense                           92              --           --         92
Depreciation                              121              --           --        121
General and administrative
  expense                                  --              --          154        154
Income from discontinued
  operations                               --             307           --        307
Segment profit (loss)                      81             307         (130)       258
Total assets                            2,148           6,743        1,093      9,984
Capital expenditures for
  investment properties                    59              74           --        133

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2000 and 1999.

                                                  Average Occupancy

      Property                                     2000       1999

      Cedar Brooke Apartments                       98%        97%
         Independence, Missouri

Results of Operations

The Partnership's net loss for the six months ended June 30, 2000, was approximately $4,000 compared to net income of approximately $258,000 for the six months ended June 30, 1999. The Partnership reported net loss for the three months ended June 30, 2000 of approximately $23,000 as compared to net income of approximately $105,000 for the corresponding period of 1999. The decrease in net income for the three and six months ended June 30, 2000 is primarily attributable to the decrease in income from discontinued operations and the loss on sale of discontinued operations. The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during 1999. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as
(loss) income from discontinued operations and loss on sale of discontinued operations. The additional loss on sale of discontinued operations for the six months ended June 30, 2000 is due to an increase in the estimated legal fees related to the sales and tenant improvements completed prior to the sale.

The Partnership's income from continuing operations for the six months ended June 30, 2000 was approximately $67,000 compared to a loss from continuing operations of approximately $49,000 for the six months ended June 30, 1999. The Partnership's income from continuing operations for the three months ended June 30, 2000 was approximately $13,000 compared to a loss from continuing operations of approximately $48,000 for the three months ended June 30, 2000. The increase in income from continuing operations for the six months ended June 30, 2000 is due to an increase in total revenues and a decrease in total expenses. The increase in income from continuing operations for the three months ended June 30, 2000 is primarily due to an increase in total revenues. Total revenues increased for the three and six month periods due to increases in rental income and other income. Rental income increased due to increases in occupancy and average rental rates at Cedar Brooke Apartments. Other income increased primarily due to increased interest income due to higher average cash balances in interest bearing accounts.

Total expenses decreased for the three month period ended June 30, 2000 primarily due to decreases in depreciation, and general and administrative expenses. Total expenses for the six months ended June 30, 2000 remained constant as decreases in depreciation and general and administrative expense were offset by increased operating expense. Depreciation expense decreased due to assets becoming fully depreciated at Cedar Brooke. General and administrative expense decreased due to reduced professional fees associated with managing the Partnership. Included in general and administrative expense for the six months ended June 30, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expense increased for the six months ended June 30, 2000 due to increased payroll expenses.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,311,000 as compared to approximately $2,163,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased by approximately $9,268,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $9,344,000 of cash used in financing activities, partially offset by approximately $64,000 of cash provided by operating activities and by approximately $12,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to the partners. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in a money market account.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents and tenant security deposits totaling approximately $1,352,000 at June 30, 2000, exceed the Partnership's reserve requirement of approximately $955,000.

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

The Partnership budgeted approximately $75,000 for capital improvements at Cedar Brooke Apartments for the year 2000 consisting primarily of carpet and vinyl replacement, roof replacements, parking lot enhancements, and appliance replacements. During the six months ended June 30, 2000, the Partnership completed approximately $29,000 of capital improvements at Cedar Brooke
Apartments consisting primarily of carpet and vinyl replacement, appliance and countertop replacements, and land improvements. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the six months ended June 30, 2000, the General Partner declared and paid distributions of approximately $9,344,000 (approximately $9,251,000 to the limited partners or $71.82 per unit of depositary receipt). These distributions consisted of sale proceeds from the sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $1,606,000 (approximately $1,590,000 to the limited partners or $12.34 per unit of depositary receipt) from operations. No distributions were declared or paid during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and required working capital reserves to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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