Form 10QSB
period 2000-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2000-11-14
CIK 787621

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                $ 1,424
   Receivables and deposits                                                     165
   Restricted escrows                                                           163
   Other assets                                                                  71
   Investment property:
      Land                                                    $  213
      Buildings and related personal property                  4,549
                                                               4,762
      Less accumulated depreciation                           (3,131)         1,631
                                                                            $ 3,454

Liabilities and Partners' (Deficit) Capital

   Accounts payable                                                          $   28
   Tenant security deposit liabilities                                           39
   Accrued property taxes                                                        51
   Other liabilities                                                            106
   Mortgage note payable                                                      2,325

Partners' (Deficit) Capital

   General partner                                            $ (237)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                             1,142            905
                                                                            $ 3,454

                   See Accompanying Notes to Financial Statements

b)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                         2000         1999         2000         1999
                                                   (Restated)                (Restated)

Revenues:
  Rental income                         $  274        $ 247         $ 819        $ 762
  Other income                              52           22           184           65
       Total revenues                      326          269         1,003          827

Expenses:
  Operating                                112          103           344          317
  General and administrative                25           54           166          208
  Depreciation                              57           47           169          168
  Interest                                  47           47           139          139
  Property taxes                            18           12            51           38
      Total expenses                       259          263           869          870

Income (loss) from continuing
  operations                                67            6           134          (43)
Income from discontinued
  operations                                --          133            --          440
Loss on sale of discontinued
  operations                                --           --           (71)          --
     Net income                         $   67       $  139       $    63      $   397

Net income allocated to general
  partner (1%)                          $    1       $    1       $     1      $     4
Net income allocated to
  limited partners (99%)                    66          138            62          393
                                        $   67       $  139       $    63      $   397
Per unit of depositary receipt:
  Income (loss) from continuing
   operations                           $ 0.51       $ 0.05       $  1.03      $ (0.33)
  Income from discontinued
   operations                               --         1.02            --         3.38
  Loss on sale of discontinued
   operations                               --           --         (0.55)         --

Net income per unit of
  depositary receipt                    $ 0.51       $ 1.07       $  0.48      $ 3.05
Distributions per unit of
  depositary receipt                    $   --       $ 4.42       $ 71.82      $ 4.42

                   See Accompanying Notes to Financial Statements


c)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                                             Unitholders
                                                               Units of
                                     Units of                 Depositary
                                    Depositary     General     Receipt
                                       Units       Partner     (Note A)      Total

Original capital contributions        129,266        $ 1       $32,317      $32,318

Partners' (deficit) capital
   at December 31, 1999               128,810      $ (145)     $10,331      $10,186

Distributions to partners                  --          (93)     (9,251)      (9,344)

Net income for the nine months
   ended September 30, 2000                --            1          62           63

Partners' (deficit) capital
   at September 30, 2000              128,810      $ (237)     $ 1,142       $ 905

                   See Accompanying Notes to Financial Statements

d)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                      $  63        $ 397
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     169          456
   Amortization of lease commissions and loan costs                  11           58
   Loss on sale of discontinued operations                           71           --
   Change in accounts:
      Receivables and deposits                                        7         (118)
      Other assets                                                   10          (20)
      Accounts payable                                             (102)          18
      Tenant security deposit liabilities                             4            3
      Accrued property taxes                                        (16)          67
      Other liabilities                                             (25)           1
       Net cash provided by operating activities                    192          862

Cash flows from investing activities:

  Property improvements and replacements                            (63)        (176)
  Net receipts from (deposits to) restricted escrows                 60          (27)
  Lease commissions paid                                             --          (11)
       Net cash used in investing activities                         (3)        (214)

Cash flows used in financing activities:

  Distributions to partners                                      (9,344)        (575)

Net (decrease) increase in cash and cash equivalents             (9,155)          73

Cash and cash equivalents at beginning of period                 10,579        1,754

Cash and cash equivalents at end of period                      $ 1,424      $ 1,827

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   128      $   128


                   See Accompanying Notes to Financial Statements


e)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying  unaudited financial  statements of the  Johnstown/Consolidated
Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following expenses were paid or accrued to an affiliate of the General Partner during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Asset management fees (included in general and
   administrative expense)                                        $ 29      $ 70
 Property management fees (included in operating expenses
   and income from discontinued operations)                         44        75
 Reimbursement for services of affiliates (included in
   general and administrative expense)                              40        33

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $29,000 and $70,000 were paid to the General Partner and its affiliates for the nine months ended September 30, 2000 and 1999, respectively.

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $44,000 and $41,000 for the nine month periods ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 1999, affiliates were entitled to receive varying percentages of the gross receipts from the Partnership's Florida #11 Mini-Warehouses commercial property for providing property management services. The Partnership paid to such affiliates approximately $34,000 for the nine months ended September 30, 1999. These services were provided by an unrelated party for Phoenix Business Center in 1999. Both the Florida #11 Mini-Warehouse and Phoenix Business Center were sold during 1999, so no management fees were paid for these properties during the nine months ended September 30, 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $40,000 and $33,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 65,129 units of depositary receipt in the Partnership representing approximately 50.56% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 50.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenue were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $1,464,000, were greater than the reserve requirement of approximately $955,000 at September 30, 2000. On September 16, 2000, the Partnership solicited the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 87,404 units had voted of which 83,616 units had voted in favor of the amendment, 2,268 units had voted against the amendment and 1,520 units had abstained.

Note E - Distributions

During the nine months ended September 30, 2000, the General Partner declared and paid distributions of approximately $9,344,000 (approximately $9,251,000 to the limited partners or $71.82 per unit of depositary receipt). These distributions consisted of sale proceeds from the sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $1,606,000 (approximately $1,590,000 to the limited partners or $12.34 per unit of depositary receipt) from operations. Subsequent to September 30, 2000, the General Partner approved a distribution from operations of approximately $1,279,000 (approximately $1,266,000 to the limited partners or $9.83 per unit of depositary receipt) from operations. During the nine months ended September 30, 1999, a distribution of approximately $575,000 (approximately $569,000 to the limited partners or $4.42 per units of depositary receipt) was paid from operations.

Note F - Sale of Discontinued Operations

The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during November and December of 1999, respectively. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as income from discontinued operations and loss on sale of discontinued operations. Total revenues for these properties were approximately $377,000 and $1,098,000 for the three and nine months ended September 30, 1999. No revenues were earned by these properties during the three and nine months ended September 30, 2000. Income from discontinued operations was approximately $133,000 and $440,000 for the three and nine months ended September 30, 1999, respectively. The loss on sale of discontinued operations during the nine months ended September 30, 2000 was due to additional legal fees and other costs relating to the property sales.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).



       Three Months Ended
       September 30, 2000         Residential     Commercial       Other      Totals
                                                (discontinued)
Rental income                        $  274           $  --          $ --       $ 274
Other income                             29              --            23          52
Interest expense                         47              --            --          47
Depreciation                             57              --            --          57
General and administrative
  expense                                --              --            25          25
Segment profit (loss)                    69              --            (2)         67


       Nine Months Ended
       September 30, 2000         Residential     Commercial       Other      Totals
                                                (discontinued)
Rental income                        $  819           $  --          $ --       $ 819
Other income                             59              --           125         184
Interest expense                        139              --            --         139
Depreciation                            169              --            --         169
General and administrative
  expense                                --              --           166         166
Loss on sale of discontinued
  operations                             --             (71)           --         (71)
Segment profit (loss)                   175             (71)          (41)         63
Total assets                          2,210              --         1,202       3,412
Capital expenditures for
  investment property                    63              --            --          63


        Three Months Ended
        September 30, 1999          Residential     Commercial      Other      Totals
                                                  (discontinued)
Rental income                          $  247           $  --         $ --       $ 247
Other income                               13              --            9          22
Interest expense                           47              --           --          47
Depreciation                               47              --           --          47
General and administrative
  expense                                  --              --           54          54
Income from discontinued
  operations                               --             133           --         133
Segment profit (loss)                      51             133          (45)        139


        Nine Months Ended
        September 30, 1999          Residential     Commercial      Other      Totals
                                                  (discontinued)
Rental income                      $     762      $       --      $    --    $   762
Other income                              32              --           33         65
Interest expense                         139              --           --        139
Depreciation                             168              --           --        168
General and administrative
  expense                                 --              --          208        208
Income from discontinued
  operations                              --             440           --        440
Segment profit (loss)                    132             440         (175)       397
Total assets                           2,215           6,474          915      9,604
Capital expenditures for
  investment properties                  100              76           --        176

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2000 and 1999.

                                                   Average Occupancy

      Property                                      2000       1999

      Cedar Brooke Apartments                       98%        97%
         Independence, Missouri

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2000 was approximately $67,000 and $63,000, respectively, as compared to net income of approximately $139,000 and $397,000, respectively, for the three and nine months ended September 30, 1999. The decrease in net income for the three and nine months ended September 30, 2000 is primarily attributable to the decrease in income from discontinued operations and the loss on sale of discontinued operations. The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during 1999. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as income from discontinued operations and loss on sale of discontinued operations. The additional loss on sale of discontinued operations for the nine months ended September 30, 2000 is due to an increase in the legal fees related to the sales and tenant improvements completed prior to the sale.

The Partnership's income from continuing operations for the three and nine months ended September 30, 2000 was approximately $67,000 and $134,000, respectively, as compared to income (loss) from continuing operations of approximately $6,000 and ($43,000), respectively, for the three and nine months ended September 30, 1999. The increase in income from continuing operations for the three and nine months ended September 30, 2000 is due to an increase in total revenues. Total revenues increased due to increases in rental income and other income. Rental income increased due to increases in the occupancy and average rental rates at Cedar Brooke Apartments. Other income increased primarily due to increased interest income due to higher average cash balances in interest bearing accounts.

Total expenses remained relatively constant for the three and nine months ended September 30, 2000. Increases in operating and property tax expenses were offset by a decrease in general and administrative expense. Operating expenses increased primarily due to increases in insurance and payroll expenses. Property tax expense increased due to an increase in the assessed value of Cedar Brooke Apartments. Depreciation expense increased for the three months ended September 30, 2000 due to recent capital improvements at the Partnership's investment property. General and administrative expenses decreased for the three and nine months ended September 30, 2000 due to a decrease in fees paid to the General Partner associated with the management of the Partnership. Included in general and administrative expense for the nine months ended September 30, 2000 and 1999 are management reimbursements to the General Partner. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $1,424,000 as compared to approximately $1,827,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased by approximately $9,155,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $9,344,000 of cash used in financing activities and approximately $3,000 of cash used in investing activities, partially offset by approximately $192,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements, largely offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenue were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $1,464,000, were greater than the reserve requirement of approximately $955,000 at September 30, 2000. On September 16, 2000, the Partnership solicited the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 87,404 units had voted of which 83,616 units had voted in favor of the amendment, 2,268 units had voted against the amendment and 1,520 units had abstained.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal and regulatory requirements. Capital improvements planned for the Partnership's property are discussed below.

The Partnership budgeted approximately $75,000 for capital improvements at Cedar Brooke Apartments for the year 2000 consisting primarily of carpet and vinyl replacement, roof replacements, parking lot enhancements, and appliance replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $63,000 of capital improvements at Cedar Brooke
Apartments consisting primarily of carpet and vinyl replacement, appliance and countertop replacements, and parking lot enhancements. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the nine months ended September 30, 2000, the General Partner declared and paid distributions of approximately $9,344,000 (approximately $9,251,000 to the limited partners or $71.82 per unit of depositary receipt). These distributions consisted of sale proceeds from the sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $1,606,000 (approximately $1,590,000 to the limited partners or $12.34 per unit of depositary receipt) from operations. Subsequent to September 30, 2000, the General Partners approved a distribution from operations of approximately $1,279,000 (approximately $1,266,000 to the limited partners of $9.83 per unit of depositary receipt). During the nine months ended September 30, 1999, the Partnership distributed approximately $575,000 (approximately $569,000 to the limited partners or $4.42 per unit of depositary receipt) from operations. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 87,404 units had voted of which 83,616 units had voted in favor of the amendment, 2,268 units had voted against the amendment and 1,520 units had abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date: November 14, 2000