Form 10KSB
period 2000-12-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2001-03-30
CIK 787621

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year:  $1,319,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1. Description of Business

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. The Partnership is engaged in the business of operating and holding real estate properties for investment. On June 20, 1986, the Partnership commenced a public offering for the sale of $150,000,000 of units (the "Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,317,000 to the Partnership. By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four properties, five mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the general partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. Since its initial offering, the Registrant has not received, nor are Unitholders required to make, additional capital contributions. As of December 31, 2000, the Partnership held and operated one residential property. (See "Item 2. Description of Property").

The general  partner of the  Partnership  is ConCap  Equities,  Inc., a Delaware
corporation (the "General Partner" or "CEI"). The General Partner and the Corporate Limited Partner shall together be called the "Partners". The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to such date.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of the General Partner acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the General Partner affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia Financial Group, Inc. ("Insignia") acquired all of the outstanding stock of
Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibited GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the General Partner affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 2000, Insignia Properties Trust ("IPT") owned 100% of the outstanding stock of CEI.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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


                                  Date of
Property                          Purchase       Type of Ownership           Use

Cedar Brooke Apartments          02/27/87     Fee ownership subject       Apartment
  Independence, Missouri                      to first mortgage           158 units

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis:


                             Gross
                            Carrying   Accumulated                                Federal
Property                     Value     Depreciation      Rate        Method      Tax Basis
                                (in thousands)                                (in thousands)

Cedar Brooke Apartments      $4,796       $3,193       5-19 yrs       S/L          $2,307

See "Note A" to the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                             Principal                                     Principal
                            Balance At                                      Balance
                           December 31,   Interest    Period   Maturity      Due At
Property                       2000         Rate    Amortized    Date     Maturity (2)
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

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for the property:


                                       Average Annual                  Average
                                        Rental Rate                   Occupancy
                                         (per unit)
Property                          2000              1999             2000      1999

Cedar Brooke Apartments          $7,113            $6,888            98%        97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other similar properties in the area. The General Partner believes that the property is adequately insured and in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. The property is an apartment complex that leases units for lease terms of one year or less and no tenant leases 10% or more of the available rental space.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for the property are as follows:

                                             2000            2000
                                            Billing          Rate
                                        (in thousands)

      Cedar Brooke Apartments                $ 66            6.6%

Capital Improvements

Cedar Brooke Apartments

During 2000, the Partnership completed approximately $97,000 of capital improvements at Cedar Brooke Apartments consisting primarily of roof replacement, parking lot upgrades, appliance replacement, and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $43,450. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3. Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

Item 4.Submission  of  Matters  to a  Vote  of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Depository Receipt and Related Security Holder Matters

No established public trading market for the Units exists nor is one expected to develop. As of December 31, 2000, there are 1,432 holders of record owning an aggregate of 128,810 Units of Depositary Receipt. Affiliates of the General Partner held 67,093 Units or 52.09% as of December 31, 2000.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                            Per Unit of
                                        Aggregate       Depositary Receipt
                                      (in thousands)

        1/1/99 - 12/31/99             $   575 (1)             $ 4.42

        1/1/00 - 12/31/00              10,623 (2)              81.65

      Subsequent to 12/31/00              307 (1)               2.36

(1)   Distribution was made from cash from operations.

(2) Consists of approximately $2,885,000 ($22.17 per unit of depositary receipt) of cash from operations and approximately $7,738,000 ($59.48 per unit of depositary receipt) of sale proceeds from the sale of Florida #11 Mini Warehouse and Phoenix Business Campus during the fourth quarter of 1999.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2001 or subsequent periods (See "Item 6" for further details).

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 67,093 units of depositary receipt in the Partnership representing approximately 52.09% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $28.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 727 units resulting in its total ownership being increased to 67,820 units or 52.65% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 52.65% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000 was approximately $100,000 compared to net income of approximately $3,626,000 for the year ended December 31, 1999. The decrease in net income is primarily attributable to the gain recognized in 1999 on the sale of discontinued operations from the sale of Florida #11 mini-warehouse and Phoenix Business Campus, as discussed below, and to the decrease in income from discontinued operations. The Partnership also recognized a loss on sale of discontinued operations in 2000 due to an increase in legal fees related to the sales and tenant improvements completed prior to the sales.

Excluding the operations of the discontinued segment discussed below, the Partnership's income from continuing operations for the year ended December 31, 2000 was approximately $171,000, compared to a loss from continuing operations of approximately $27,000 for the year ended December 31, 1999. The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to increases in other income and rental income. Other income increased primarily due to increased interest income due to higher average cash balances in interest bearing accounts. Rental income increased due to increases in occupancy and the average rental rate at Cedar Brooke Apartments.

Total   expenses   decreased   primarily  due  to  a  decrease  in  general  and
administrative expenses which was offset by increases in operating and depreciation expenses. The increase in operating expense is due primarily to an increase in insurance expense. Depreciation expense increased due to recent capital improvements at the Partnership's investment property. General and administrative expenses decreased due primarily to a decrease in asset management fees and a decrease in legal expenses due to the settlement of a lawsuit in 1999. This decrease was partially offset by increased professional fees and increased costs of the services provided by the General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included in general and administrative expenses at December 31, 2000 and 1999, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest and property tax expenses remained relatively constant for the comparable periods.

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

Florida #11 Mini Warehouse and Phoenix Business Campus were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as income from discontinued operations and gain (loss) on sale of discontinued operations. The revenues of these properties were approximately $1,334,000 for 1999. Income from discontinued operations was approximately $509,000 for 1999.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $165,000, compared to approximately $10,579,000 at December 31, 1999. The decrease in cash and cash equivalents for the year ended December 31, 2000 was approximately $10,414,000. The decrease in cash and cash equivalents is due to approximately $10,623,000 of cash used in financing activities and approximately $55,000 of cash used in investing activities, which was partially offset by approximately $264,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenue was to be allocated to such reserves to the extent necessary to maintain the foregoing level. On September 16, 2000, the Partnership solicited the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, local, legal and regulatory requirements. The minimum amount to be budgeted is expected to be $275 per unit or $43,450. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. The mortgage indebtedness on Cedar Brooke Apartments of $2,325,000, which carries a stated interest rate of 7.33% (interest only), matures in 2003. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the year ended December 31, 2000, cash distributions of approximately $10,623,000 (approximately $10,517,000 to the limited partners or $81.65 per unit of depositary receipt) were paid to the Partners. These distributions consisted of sales proceeds from the sales of Phoenix Business Campus and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $2,885,000 (approximately $2,856,000 to the limited partners or $22.17 per unit of depositary receipt) from operations. During the year ended December 31, 1999, a cash distribution from operations of approximately $575,000 (approximately $569,000 to the limited partners, $4.42 per unit of depositary receipt) was paid to the Partners. Subsequent to December 31, 2000, the General Partner approved and paid a distribution of approximately $307,000 (approximately $304,000 to the limited partners or $2.36 per unit of depositary receipt) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2001 or subsequent periods.

Tender Offers

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 67,093 units of depositary receipt in the Partnership representing approximately 52.09% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $28.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 727 units resulting in its total ownership being increased to 67,820 units or 52.65% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 52.65% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7. Financial Statements


JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS


      Report of Ernst and Young, LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors






To the Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000





  Assets
    Cash and cash equivalents                                               $   165
    Receivables and deposits                                                    113
    Restricted escrows                                                          181
    Other assets                                                                 73
    Investment property (Notes F and G):
       Land                                                    $    213
       Buildings and related personal property                    4,583
                                                                  4,796
       Less accumulated depreciation                             (3,193)      1,603
                                                                            $ 2,135

  Liabilities and Partners' Deficit
  Liabilities
    Accounts payable                                                        $    35
    Tenant security deposit liabilities                                          39
    Other liabilities                                                            73
    Mortgage note payable (Note F)                                            2,325

  Partners' Deficit
     General partner                                           $   (250)
     Corporate limited partner on behalf of the
       Unitholders - (128,810 units issued and
       outstanding)                                                 (87)       (337)
                                                                            $ 2,135

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                                    Years Ended
                                                                    December 31,
                                                                2000        1999

Revenues:
   Rental income                                               $ 1,097     $ 1,045
   Other income                                                    222         112
       Total revenues                                            1,319       1,157

Expenses:
   Operating                                                       459         438
   General and administrative                                      206         281
   Depreciation                                                    231         213
   Interest                                                        185         185
   Property taxes                                                   67          67
       Total expenses                                            1,148       1,184

Income (loss) from continuing operations                           171         (27)
Income from discontinued operations                                 --         509
(Loss) gain on sale of discontinued operations                     (71)      3,144

Net income (Note I)                                             $  100     $ 3,626

Net income allocated to general partner (1%)                    $    1     $    36
Net income allocated to limited partners (99%)                      99       3,590
                                                                $  100     $ 3,626
Per Unit of Depositary Receipt:
   Income (loss) from continuing operations                       1.32        (.20)
   Income from discontinued operations                              --        3.91
   (Loss) gain on sale of discontinued operations                 (.55)      24.16

Net income per Unit of Depositary Receipt                      $   .77     $ 27.87

Distributions per Unit of Depositary Receipt                   $ 81.65     $  4.42


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)




                                                               Unitholders
                                       Units of                 Units of
                                      Depositary    General    Depositary
                                        Receipt     Partner      Receipt      Total
                                                                (Note A)
Original capital contributions          129,266       $ 1        $32,317     $32,318

Partners' (deficit) capital at
   December 31, 1998                    128,810      $ (175)     $ 7,310     $ 7,135

Distributions to partners                    --          (6)        (569)       (575)

Net income for the year ended
   December 31, 1999                         --          36        3,590       3,626

Partners' (deficit) capital at
   December 31, 1999                    128,810        (145)      10,331      10,186

Distributions to partners                    --        (106)     (10,517)    (10,623)

Net income for the year ended
   December 31, 2000                         --           1           99         100

Partners' deficit at
   December 31, 2000                    128,810     $ (250)       $ (87)      $ (337)



                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                              Years Ended December 31,
                                                                 2000          1999
Cash flows from operating activities:

   Net income                                                $    100        $ 3,626
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                                231            582
      Amortization of loan costs                                   14             14
      Loss (gain) on sale of discontinued operations               71         (3,144)
      Change in accounts:
        Receivables and deposits                                   59              6
        Other assets                                                5             52
        Accounts payable                                          (95)            84
        Tenant security deposit liabilities                         4            (38)
        Accrued property taxes                                    (67)            18
        Other liabilities                                         (58)            (3)

           Net cash provided by operating activities              264          1,197

Cash flows from investing activities:
   Proceeds from sale of discontinued operations                   --          8,554
   Property improvements and replacements                         (97)          (342)
   Net receipts from (deposits to) restricted escrows              42             (9)

           Net cash (used in) provided by investing
              activities                                          (55)         8,203

Cash flows used in financing activities:
   Distributions to partners                                  (10,623)          (575)

Net (decrease) increase in cash and cash equivalents          (10,414)         8,825

Cash and cash equivalents at beginning of year                 10,579          1,754

Cash and cash equivalents at end of year                     $    165        $10,579

Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $    170         $ 170


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Summary of Significant Accounting Policies

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to operate and hold commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' (deficit) capital is herein represented as an interest of the Unitholders. The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to that date. As of December 31, 2000, the Partnership owned one residential property, which is located in Missouri.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, an affiliate of the General Partner acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the General Partner affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia Financial Group, Inc., ("Insignia") acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the General Partner affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 2000, Insignia Properties Trust ("IPT") owned 100% of the outstanding stock of CEI.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $72,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Property

The Partnership's investment property consists of one apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2000 and 1999, no adjustments for impairment of value were recorded.

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

Replacement Reserves

The Partnership maintains a replacement reserve with the holder of the mortgage note payable on Cedar Brooke Apartments. These funds are available for the maintenance of the property. The balance at December 31, 2000 was approximately $181,000.

Leases

The Partnership generally leases apartment units for one year or less. The Partnership recognizes income as earned on its residential leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs

Loan costs are approximately $101,000, net of accumulated amortization of approximately $59,000, at December 31, 2000, and are amortized using the straight-line method over the life of the related mortgage note. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense for Cedar Brooke Apartments, which is included in operating expenses, was approximately $32,000 and $33,000 for the years ended December 31, 2000 and 1999, respectively.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers (see "Note J" for required disclosures).

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                      2000           1999
                                                         (in thousands)
Asset management fees (included in
   general and administrative expense)                $ 39           $ 94
Property management fees (included
   in operating expenses)                               58             97
Reimbursement for services of affiliates
   (included in general and administrative
   expenses and investment properties)                  53             44

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $39,000 and $94,000 were paid to the General Partner and its affiliates for the years ended December 31, 2000 and 1999, respectively.

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $55,000 for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 1999, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Mini-Warehouse commercial property for property management services. The Partnership paid to such affiliates approximately $42,000 for the year ended December 31, 1999.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $53,000 and $44,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 67,093 units of depositary receipt in the Partnership representing approximately 52.09% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $28.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 727 units resulting in its total ownership being increased to 67,820 units or 52.65% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 52.65% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenue was to be allocated to such reserves to the extent necessary to maintain the foregoing level. On September 16, 2000, the Partnership solicited the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 87,404 units had voted of which 83,616 units had voted in favor of the amendment, 2,268 units had voted against the amendment and 1,520 units had abstained.

Note E - Distributions

During the year ended December 31, 2000, cash distributions of approximately $10,623,000 (approximately $10,517,000 to the limited partners or $81.65 per unit of depositary receipt) were paid to the Partners. These distributions consisted of sale proceeds from the sale of Phoenix Business Campus and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $2,885,000 (approximately $2,856,000 to the limited partners or $22.17 per unit of depositary receipt) from operations. During the year ended December 31, 1999, a cash distribution from operations of approximately $575,000 (approximately $569,000 to the limited partners, $4.42 per unit of depositary receipt) was paid to the Partners. Subsequent to December 31, 2000, the General Partner approved and paid a distribution of approximately $307,000 (approximately $304,000 to the limited partners or $2.36 per unit of depositary receipt) from operations. See "Note H" for additional information about the property sales.

Note F - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                             Principal     Monthly                          Principal
                             Balance At    Payment    Stated                 Balance
                            December 31,  Interest   Interest   Maturity      Due At
Property                        2000        Only       Rate       Date       Maturity
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

Note G - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings         Net Cost
                                                        and Related      Capitalized
                                                         Personal       Subsequent to
Description                  Encumbrances     Land       Property        Acquisition
                            (in thousands)                              (in thousands)

Cedar Brooke Apartments         $2,325       $ 275        $4,040            $ 481


                          Gross Amount At Which Carried
                              At December 31, 2000
                                (in thousands)

                                   Buildings
                                 And Related
                                   Personal            Accumulated    Date    Depreciable
Description                Land    Property    Total  Depreciation  Acquired  Life-Years
                                                     (in thousands)

Cedar Brooke Apartments   $ 213     $4,583    $4,796     $3,193     02/27/87     5-19

Reconciliation of "Real Estate and Accumulated Depreciation":

                                           Years Ended December 31,
                                              2000           1999
                                                (in thousands)
Real Estate
Balance at beginning of year                $ 4,699         $13,720
   Property improvements                         97             342
   Sale of discontinued operations               --          (9,363)

Balance at end of year                      $ 4,796         $ 4,699

Accumulated Depreciation
Balance at beginning of year                $ 2,962         $ 6,609
   Additions charged to expense                 231             582
   Sale of discontinued operations               --          (4,229)

Balance at end of year                      $ 3,193         $ 2,962

The aggregate cost of the Partnership's investment properties for Federal income tax purposes at December 31, 2000 and 1999, respectively, is approximately $5,130,000 and $5,033,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, respectively, is approximately $2,823,000 and $2,491,000.

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

Florida #11 Mini Warehouse and Phoenix Business Campus were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as income from discontinued operations and (loss) gain on sale of discontinued operations. The revenues of these properties were approximately $1,334,000 for 1999. Income from discontinued operations was approximately $509,000 for 1999.

Note I - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                             2000            1999

Net income as reported                       $ 100         $ 3,626
Add (deduct):
   Depreciation differences                    (80)            (54)
   Unearned income                              (8)            (35)
   Other                                       (76)             32
   Gain on sale of property                    110             283
   Accruals and prepaids                         9              45

Federal taxable income                       $ 55          $ 3,897

Federal taxable income per unit of
   Depositary Receipt                        $ .42         $ 29.95

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                       $ (337)
Land and buildings                                   334
Accumulated depreciation                             370
Syndication and distribution costs                 3,825
Other                                                 42
   Net assets - Federal tax basis                  $4,234

Note J - Segment Reporting

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

Segment information for the years 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


                 2000                  Residential    Commercial     Other     Totals
                                                    (discontinued)
Rental income                            $ 1,097         $ --         $ --     $ 1,097
Other income                                  82            --          140        222
Interest expense                             185            --           --        185
Depreciation                                 231            --           --        231
General and administrative expense            --            --          206        206
Loss on sale of discontinued
  operations                                  --           (71)          --        (71)
Segment profit (loss)                        237           (71)         (66)       100
Total assets                               1,987            --          148      2,135
Capital expenditures for
  investment properties                       97            --           --         97


                 1999                  Residential    Commercial     Other     Totals
                                                    (discontinued)
Rental income                            $ 1,045         $ --         $ --    $ 1,045
Other income                                  51            --           61       112
Interest expense                             185            --           --       185
Depreciation                                 213            --           --       213
General and administrative expense            --            --          281       281
Gain on sale of discontinued
  operations                                  --         3,144           --     3,144
Income from discontinued operations           --           509           --       509
Segment profit (loss)                        193         3,653         (220)    3,626
Total assets                               2,332           360       10,111    12,803
Capital expenditures for
  investment properties                      262            80           --       342

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

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

Name                    Age  Position

Patrick J. Foye         43   Executive Vice President and Director

Martha L. Long          41   Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$29,000  and  non-audit  services  (principally  tax-related)  of  approximately
$14,000.

Item 10.Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of December 31, 2000, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                               Number of          Percent
                Name and Address                 Units            of Total

      Insignia Properties LP (1)                12,146.0            9.43%
         (an affiliate of AIMCO)
      Madison River Properties LLC (1)          14,061.5           10.92%
         (an affiliate of AIMCO)
      AIMCO Properties LP (2)                   40,885.5           31.74%
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

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2000, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                     Number of      Percent
            Name and Address         CEI Shares    of Total

      Insignia Properties Trust       100,000        100%
      55 Beattie Place
      Greenville, SC 29601

      Insignia Properties Trust is indirectly ultimately owned by AIMCO.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                      2000           1999
                                                         (in thousands)

Asset management fees                                 $ 39           $ 94
Property management fees                                58             97
Reimbursement for services of affiliates                53             44

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $39,000 and $94,000 were paid to the General Partner and its affiliates for the years ended December 31, 2000 and 1999, respectively.

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $55,000 for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 1999, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's Florida #11 Mini-Warehouse commercial property for property management services. The Partnership paid to such affiliates approximately $42,000 for the year ended December 31, 1999.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $53,000 and $44,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 67,093 units of depositary receipt in the Partnership representing approximately 52.09% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $28.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 727 units resulting in its total ownership being increased to 67,820 units or 52.65% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 52.65% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)  Exhibits:

            None.

      (b)   Reports   on  Form  8-K   filed  in  the fourth quarter of calendar
            year 2000:

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

10.39 Addendum to Purchase and Sale Contract between Registrant and Cadle's Phoenix Business Center, an Ohio Limited Liability Company, dated December 8, 1999. (Incorporated by reference to current report on Form 8-K dated December 30, 1999).

11 Statement regarding computations of Net Income per Limited Partnership Unit (Incorporated by reference to Note A of Item 7
              - Financial Statements of this Form 10-KSB).

16.1 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995).