Form 10QSB
period 2001-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2001-05-10
CIK 787621

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001


Assets
   Cash and cash equivalents                                                 $  148
   Receivables and deposits                                                      76
   Other assets                                                                  73
   Investment property:
      Land                                                    $  213
      Buildings and related personal property                  4,605
                                                               4,818
      Less accumulated depreciation                           (3,256)         1,562
                                                                            $ 1,859
Liabilities and Partners' Deficit
   Accounts payable                                                         $    16
   Tenant security deposit liabilities                                           39
   Accrued property taxes                                                        18
   Other liabilities                                                             81
   Mortgage note payable                                                      2,325

Partners' Deficit
   General partner                                            $ (253)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                              (367)          (620)
                                                                            $ 1,859



                   See Accompanying Notes to Financial Statements

b)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                              2001           2000
Revenues:
   Rental income                                             $  274         $  274
   Other income                                                  22             84
      Total revenues                                            296            358

Expenses:
   Operating                                                     97            119
   General and administrative                                    48             66
   Depreciation                                                  63             58
   Interest                                                      46             46
   Property taxes                                                18             15
      Total expenses                                            272            304
Income from continuing operations                                24             54
Loss on sale of discontinued operations                          --            (35)

          Net income                                         $   24         $   19

Net income allocated to general partner (1%)                 $   --         $   --

Net income allocated to limited partners (99%)                   24             19

                                                             $   24         $   19
Per Unit of Depositary Receipt:
  Income from continuing operations                          $  .19         $  .42
  Loss on sale of discontinued operations                        --           (.27)

Net income                                                   $  .19         $  .15

Distributions per Unit of Depositary Receipt                 $ 2.36         $61.49


                   See Accompanying Notes to Financial Statements

c)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                       Units      Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2000                 128,810      $  (250)    $   (87)      $  (337)

Distributions to partners                 --           (3)       (304)         (307)

Net income for the three months
   ended March 31, 2001                   --           --          24            24

Partners' deficit at
   March 31, 2001                    128,810      $  (253)    $  (367)      $  (620)



                   See Accompanying Notes to Financial Statements

d)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2001         2000
Cash flows from operating activities:
  Net income                                                       $ 24         $ 19
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     63           58
     Amortization of loan costs                                        4            4
     Loss on sale of discontinued operations                          --           35
     Change in accounts:
      Receivables and deposits                                        37           67
      Other assets                                                    (4)           1
      Accounts payable                                               (19)         (75)
      Tenant security deposit liabilities                             --            2
      Accrued property taxes                                          18          (52)
      Other liabilities                                                8          (16)
        Net cash provided by operating activities                    131           43

Cash flows from investing activities:
  Property improvements and replacements                             (22)         (12)
  Net receipts from restricted escrows                               181           56
        Net cash provided by investing activities                    159           44

Cash flows used in financing activities:
  Distribution to partners                                          (307)      (8,000)

Net decrease in cash and cash equivalents                            (17)      (7,913)

Cash and cash equivalents at beginning of period                     165       10,579

Cash and cash equivalents at end of period                        $ 148       $ 2,666

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 43         $ 43



                   See Accompanying Notes to Financial Statements

e)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying  unaudited financial  statements of the  Johnstown/Consolidated
Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's General Partner is ConCap Equities, Inc. (the "General Partner"), a subsidiary of Apartment Investment and Management
Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Certain reclassification have been made to the 2000 balances to conform to the 2001 presentation.

Units of Depositary Receipt

Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the General Partner, serves as a depositary of certain units of depositary receipt ("Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the unitholders thereof ("Unitholders") to certain economic benefits, allocations and distributions of the Partnership. For this reason, partners' deficit is herein represented as an interest of the Unitholders.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following expenses were paid or accrued to an affiliate of the General Partner during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Asset management fees (included in general and
   administrative expenses)                                        $ 9      $ 24

 Property management fees (included in operating expenses)          14        14

 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             17        11

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $9,000 and $24,000 were paid to the General Partner and its affiliates for the three months ended March 31, 2001 and 2000, respectively.

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $14,000 for both the three month periods ended March 31, 2001 and 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $17,000 and $11,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 67,820 units of depositary receipt in the Partnership representing approximately 52.65% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 52.65% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the three months ended March 31, 2001, cash distributions of approximately $307,000 were paid to the partners (approximately $304,000 to the limited partners or $2.36 per unit of depositary receipt) from operations. During the three months ended March 31, 2000 the General Partner declared and paid a distribution of sale proceeds from the 1999 sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $262,000 (approximately $259,000 to the limited partners or $2.01 per unit of depositary receipt) from operations. Subsequent to March 31, 2001 the General Partner approved and paid a distribution of approximately $88,000 (approximately $87,000 to the limited partners or $.68 per unit of depositary receipt) from operations.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2001 and 2000.

                                                   Average Occupancy
      Property                                      2001       2000

      Cedar Brooke Apartments                       96%        99%
         Independence, Missouri

The  General   Partner   attributes  the  decrease  in  occupancy  to  increased
competition as a result of lower home mortgage interest rates.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $24,000 compared to approximately $19,000 for the three months ended March 31, 2000. The increase in net income is primarily due to the loss on sale of discontinued operations for the three months ended March 31, 2000. The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during 1999. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as loss on sale of discontinued operations. The loss on sale of discontinued operations for the three months ended March 31, 2000 is due to an increase in the legal fees related to the sales and tenant improvements completed prior to the sale.

The Partnership's income from continuing operations for the three months ended March 31, 2000 was approximately $54,000. The decrease in income from continuing operations is due to a decrease in total revenues, which was partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in other income. The decrease in other income is primarily due to a decrease in interest income, which decreased as a result of lower cash balances in interest bearing accounts. Rental income remained relatively constant for the comparable periods, as the decrease in occupancy was offset by an increase in the average rental rate at the Partnership's investment property.

Total expenses decreased primarily due to a decrease in operating expenses and, to a lesser extent, a decrease in general and administrative expenses. The decrease in operating expenses is primarily due to a decrease in maintenance expense at the Partnership's investment property. The decrease in total expenses was partially offset by an increase in depreciation expense. The increase in depreciation expense is due to recent capital improvements performed at the Partnership's investment property. Property tax expense and interest expense remained relatively constant for the comparable periods.

General and administrative expenses decreased primarily due to a decrease in fees paid to the General Partner associated with the management of the Partnership. Included in general and administrative expense for the three months ended March 31, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $148,000 compared to approximately $2,666,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $17,000 for the three months ended March 31, 2001, from the Partnership's calendar year end, is due to approximately $307,000 of cash used in financing activities, partially offset by approximately $159,000 of cash provided by investing activities and approximately $131,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership budgeted approximately $79,000 for capital improvements at Cedar Brooke Apartments for the year 2001 consisting primarily of swimming pool repairs, parking lot improvements and appliance and floor covering replacements. During the three months ended March 31, 2001, the Partnership completed approximately $22,000 of capital improvements at Cedar Brooke Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the three months ended March 31, 2001, cash distributions of approximately $307,000 were paid to the partners (approximately $304,000 to the limited partners or $2.36 per unit of depositary receipt) from operations. During the three months ended March 31, 2000 the General Partner declared and paid a distribution of sale proceeds from the 1999 sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $262,000 (approximately $259,000 to the limited partners or $2.01 per unit of depositary receipt) from operations. Subsequent to March 31, 2001 the General Partner approved and paid a distribution of approximately $88,000 (approximately $87,000 to the limited partners or $.68 per unit of depositary receipt) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 67,820 units of depositary receipt in the Partnership representing approximately 52.65% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 52.65% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                    Date: May 10, 2001