Form 10QSB
period 2001-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2001-08-13
CIK 787621

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

                 For the quarterly period ended June 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $ 1,390
   Receivables and deposits                                                     206
   Restricted escrows                                                            28
   Other assets                                                                 175
   Investment property:
      Land                                                    $ 213
      Buildings and related personal property                  4,618
                                                               4,831
      Less accumulated depreciation                           (3,320)         1,511
                                                                            $ 3,310
Liabilities and Partners' Deficit
   Accounts payable                                                           $ 5
   Tenant security deposit liabilities                                           39
   Accrued property taxes                                                        36
   Other liabilities                                                             77
   Mortgage note payable                                                      3,875

Partners' Deficit
   General partner                                            $ (254)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                              (468)          (722)
                                                                            $ 3,310



                See Accompanying Notes to Financial Statements


b)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                          2001         2000         2001         2000

Revenues:
  Rental income                          $  274        $ 271         $ 548       $ 545
  Other income                               37           48            59         132
       Total revenues                       311          319           607         677
Expenses:
  Operating                                 112          113           209         232
  General and administrative                 47           75            95         141
  Depreciation                               64           54           127         112
  Interest                                   49           46            95          92
  Property taxes                             18           18            36          33
      Total expenses                        290          306           562         610
Income from continuing
  operations                                 21           13            45          67
Loss on sale of discontinued
  operations                                 --          (36)           --         (71)
Income (loss) before extraordinary
  item                                       21          (23)           45          (4)
Extraordinary loss on early
  extinguishment of debt                    (35)          --           (35)         --
     Net (loss) income                   $  (14)       $ (23)        $  10        $  (4)
Net (loss) income allocated to
  general partner (1%)                   $   --        $  --         $ --         $  --
Net (loss) income allocated to
  limited partners (99%)                    (14)         (23)           10           (4)
                                         $  (14)       $ (23)        $  10        $  (4)
Per unit of depositary receipt:
Income from continuing operations        $  .16        $ .10         $ .35        $ .51
  Loss on sale of discontinued
   operations                                --         (.28)           --         (.54)
  Extraordinary loss on early
   extinguishment of debt                  (.27)          --          (.27)          --
Net (loss) income per unit of
  depositary receipt                     $ (.11)      $ (.18)        $ .08       $ (.03)
Distributions per unit of
  depositary receipt                     $  .68       $10.33         $3.04       $71.82


                See Accompanying Notes to Financial Statements


c)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                                              Unitholder
                                                               Units of
                                     Units of                 Depositary
                                    Depositary     General     Receipt
                                      Receipt      Partner     (Note A)     Total

Original capital contributions        129,266      $    1      $32,317     $32,318

Partners' deficit at
   December 31, 2000                  128,810      $ (250)     $   (87)    $  (337)

Distributions to partners                  --           (4)       (391)       (395)

Net income for the six months
   ended June 30, 2001                     --           --          10          10

Partners' deficit at
   June 30, 2001                      128,810      $  (254)    $  (468)    $  (722)


                See Accompanying Notes to Financial Statements

d)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                               $ 10        $ (4)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                     127          112
   Amortization of loan costs                                         7            7
   Loss on sale of discontinued operations                           --           71
   Extraordinary loss on early extinguishment of debt                35           --
   Change in accounts:
      Receivables and deposits                                      (93)          52
      Other assets                                                   (3)           7
      Accounts payable                                              (30)        (116)
      Tenant security deposit liabilities                            --            5
      Accrued property taxes                                         36          (34)
      Other liabilities                                               4          (36)
       Net cash provided by operating activities                     93           64

Cash flows from investing activities:
  Property improvements and replacements                            (35)         (29)
  Net receipts from restricted escrows                              153           41
       Net cash provided by investing activities                    118           12

Cash flows from financing activities:
  Payments on mortgage note payable                                 (13)          --
  Loan costs paid                                                  (141)          --
  Proceeds from mortgage note payable                             3,875           --
  Repayment of mortgage note payable                             (2,312)          --
  Distributions to partners                                        (395)      (9,344)
       Net cash provided by (used in) financing activities        1,014       (9,344)

Net increase (decrease) in cash and cash equivalents              1,225       (9,268)

Cash and cash equivalents at beginning of period                    165       10,579

Cash and cash equivalents at end of period                      $ 1,390      $ 1,311

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 102        $ 85

                See Accompanying Notes to Financial Statements


e)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying  unaudited financial  statements of the  Johnstown/Consolidated
Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. ConCap Equities, Inc. is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

The following expenses were paid or accrued to an affiliate of the General Partner during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Asset management fees (included in general and
   administrative expenses)                                       $ 19      $ 47
 Property management fees (included in operating expenses)          29        29
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             30        20
 Loan costs (included in other assets)                              39        --

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $19,000 and $47,000 were paid to the General Partner and its affiliates for the six months ended June 30, 2001 and 2000, respectively.

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $29,000 for both the six month periods ended June 30, 2001 and 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $30,000 and $20,000 for the six months ended June 30, 2001 and 2000, respectively.

For services provided in connection with the refinancing of Cedar Brooke Apartments, the General Partner was paid approximately $39,000 related to the refinancing during the six months ended June 30, 2001. These costs were capitalized and are included in other assets on the balance sheet.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 68,186 units of depositary receipt in the Partnership representing 52.94% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.94% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the six months ended June 30, 2001, cash distributions of approximately $395,000 were paid to the partners (approximately $391,000 to the limited partners or $3.04 per unit of depositary receipt) from operations. During the six months ended June 30, 2000 the General Partner declared and paid distributions of approximately $9,344,000 (approximately $9,251,000 to the limited partners or $71.82 per unit of depositary receipt). These distributions consisted of sale proceeds from the 1999 sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $1,606,000 (approximately $1,590,000 to the limited partners or $12.34 per unit of depositary receipt) from operations. Subsequent to June 30, 2001, the General Partner approved and paid a distribution of approximately $1,345,000 (approximately $1,332,000 to the limited partners or $10.34 per unit of depositary receipt) consisting of proceeds from the refinancing of the mortgage of Cedar Brooke Apartments.

Note D - Refinancing and Extraordinary Loss

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $141,000 at June 30, 2001.

Note E - Sale of Discontinued Operations

The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus were sold during November and December of 1999, respectively. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as loss on sale of discontinued operations. The loss on sale of discontinued operations during the three and six months ended June 30, 2000 was due to additional legal fees and other costs relating to the property sales.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on the financial condition or results of operations of the Partnership.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2001 and 2000.

                                                   Average Occupancy
      Property                                      2001       2000

      Cedar Brooke Apartments                       96%        98%
         Independence, Missouri

Results of Operations

The Registrant's net (loss) income for the three and six months ended June 30, 2001 were approximately ($14,000) and $10,000, respectively, as compared to net losses of approximately $23,000 and $4,000, respectively, for the three and six months ended June 30, 2000. The net loss for the three and six months ended June 30, 2000 is primarily due to the loss on sale of discontinued operations. The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during 1999. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as loss on sale of discontinued operations. The loss on sale of discontinued operations for the three and six months ended June 30, 2000 was due to additional legal fees and other costs relating to the sales. The decrease in net loss for the three and six months ended June 30, 2001 was partially offset by the recognition of an extraordinary loss in 2001 as a result of the refinancing of the mortgage at Cedar Brooke Apartments (as discussed below).

The Partnership's income from continuing operations was approximately $21,000 and $45,000 for the three and six months ended June 30,2001, respectively, as compared to approximately $13,000 and $67,000 for the three and six months ended June 30, 2000. The increase in income from continuing operations for the three months ended June 30, 2001 is due to a decrease in total expenses, which was partially offset by a decrease in total revenues. The decrease in income from continuing operations for the six months ended June 30, 2001 is due to a decrease in total revenues, which was partially offset by a decrease in total expenses. The decrease in total revenues for both the three and six months ended June 30, 2001 is due to a decrease in other income. The decrease in other income is primarily due to a decrease in interest income, which decreased as a result of lower average cash balances in interest bearing accounts. Rental income remained relatively constant for the comparable periods as the decrease in occupancy was offset by an increase in the average rental rate at the Partnership's investment property.

The decrease in total expenses for the six months ended June 30, 2001 is primarily due to decreases in operating and general and administrative expenses, partially offset by an increase in depreciation expenses. The decrease in total expenses for the three months ended June 30, 2001 is primarily due to a decrease in general and administrative expenses, which was partially offset by an increase in depreciation expense. The decrease in operating expense for the six months ended June 30, 2001 is primarily due to a decrease in payroll related expenses, which was partially offset by an increase in insurance expense at the Partnership's investment property. Operating expense remained relatively constant for the three months ended June 30, 2001. The increase in depreciation expense for both the three and six months ended June 30, 2001 is due to recent capital improvements performed at the Partnership's investment property. Interest expense and property tax expense remained relatively constant for the comparable periods.

General and administrative expenses decreased for both the three and six months ended June 30, 2001 primarily due to a decrease in asset management fees paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and six months ended June 30, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $1,390,000 compared to approximately $1,311,000 at June 30, 2000. The increase in cash and cash equivalents of approximately $1,225,000 for the six months ended June 30, 2001, from the Partnership's calendar year end, is due to approximately $1,014,000 of cash provided by financing activities, approximately $118,000 of cash provided by investing activities, and approximately $93,000 of cash provided by operating activities. Cash provided by financing activities consisted of net proceeds received as a result of the refinancing of the mortgage of Cedar Brooke Apartments, which was partially offset by the repayment of the existing mortgage at Cedar Brooke Apartments, and to a lesser extent, distributions to partners, loan costs paid related to the refinancing of the mortgage encumbering Cedar Brooke Apartments, and payments of principal made on the mortgage encumbering the Partnership's property. Cash provided by investing activities consisted of net receipts from escrow accounts maintained by the mortgage lender, which was partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership budgeted approximately $79,000 for capital improvements at Cedar Brooke Apartments for the year 2001 consisting primarily of swimming pool upgrades, and appliance and floor covering replacements. During the six months ended June 30, 2001, the Partnership completed approximately $35,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of appliance and floor covering replacement. These improvements were funded from replacement reserves and operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness on Cedar Brooke Apartments of $3,875,000 matures in 2021, at which time it will be fully amortized.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $141,000 at June 30, 2001.

During the six months ended June 30, 2001, cash distributions of approximately $395,000 were paid to the partners (approximately $391,000 to the limited partners or $3.04 per unit of depositary receipt) from operations. During the six months ended June 30, 2000 the General Partner declared and paid distributions of approximately $9,344,000 (approximately $9,251,000 to the limited partners or $71.82 per unit of depository receipt). These distributions consisted of sale proceeds from the 1999 sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $1,606,000 (approximately $1,590,000 to the limited partners or $12.34 per unit of depositary receipt) from operations. Subsequent to June 30, 2001, the General Partner approved and paid a distribution of approximately $1,345,000 (approximately $1,332,000 to the limited partners or $10.34 per unit of depositary receipt) consisting of proceeds from the refinancing of the mortgage of Cedar Brooke Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 68,186 units of depositary receipt in the Partnership representing 52.94% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 52.94% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.40, Multifamily Note dated June 27, 2001, by and between Johnstown/Consolidated Income Partners, a California limited partnership, and GMAC Commercial Mortgage Corporation.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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



                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date: August 13, 2001


                                                                   Exhibit 10.40

                                                        FHLMC Loan No. 002738287
                                                        Cedar Brooke Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $3,875,000.00                                           As of June 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Three Million Eight Hundred Seventy-Five Thousand and 00/100 Dollars (US $3,875,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Four Hundred Forty Thousandths percent (7.440%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Thirty One Thousand Seventy Four and 73/100 Dollars (US $31,074.73), shall be payable on the first day of each month beginning on August 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                  by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS, A
                                    CALIFORNIA LIMITED PARTNERSHIP, a California limited partnership

                                    By:CONCAP Equities, Inc., a Delaware
                                       corporation, its managing general partner




                                         By:__________________________________
                                            Patti K. Fielding
                                            Senior Vice President



                                  -----------------
                                  Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF _______, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.