Form 10QSB
period 2001-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2001-11-13
CIK 787621

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

                 For the quarterly period ended September 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $   95
   Receivables and deposits                                                     119
   Restricted escrows                                                            28
   Other assets                                                                 154
   Investment property:
      Land                                                    $  213
      Buildings and related personal property                  4,754
                                                               4,967
      Less accumulated depreciation                           (3,384)         1,583
                                                                            $ 1,979
Liabilities and Partners' Deficit
   Accounts payable                                                         $    11
   Tenant security deposit liabilities                                           40
   Accrued property taxes                                                        50
   Other liabilities                                                             94
   Mortgage note payable                                                      3,861

Partners' Deficit
   General partner                                            $ (267)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                            (1,810)        (2,077)
                                                                            $ 1,979


                   See Accompanying Notes to Financial Statements

b)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                          2001         2000         2001         2000

Revenues:
  Rental income                          $  278        $ 274         $ 826       $ 819
  Other income                               25           52            84         184
       Total revenues                       303          326           910       1,003
Expenses:
  Operating                                 121          112           330         344
  General and administrative                 38           25           133         166
  Depreciation                               64           57           191         169
  Interest                                   76           47           171         139
  Property taxes                             14           18            50          51
      Total expenses                        313          259           875         869
(Loss) income from continuing
  operations                                (10)          67            35         134
Loss on sale of discontinued
  operations                                 --           --            --         (71)
(Loss) income before extraordinary
  item                                      (10)          67            35          63
Extraordinary loss on early
  extinguishment of debt                     --           --           (35)         --
     Net (loss) income                    $ (10)        $ 67          $ --        $ 63
Net income allocated to
  general partner (1%)                    $  --         $  1          $ --        $  1
Net (loss) income allocated to
  limited partners (99%)                    (10)          66            --          62
                                         $  (10)        $ 67          $ --        $ 63
Per unit of depositary receipt:
(Loss) income from continuing
   operations                            $ (.08)        $.51          $.27        $1.03
  Loss on sale of discontinued
   operations                                --           --            --        (.55)
  Extraordinary loss on early
   extinguishment of debt                    --           --          (.27)         --
Net (loss) income per unit of
  depositary receipt                     $ (.08)       $ .51        $   --     $   .48
Distributions per unit of
  depositary receipt                    $ 10.34        $ --         $13.38     $ 71.82

                   See Accompanying Notes to Financial Statements

c)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Unitholder
                                                               Units of
                                     Units of                 Depositary
                                    Depositary     General     Receipt
                                      Receipt      Partner     (Note A)     Total

Original capital contributions        129,266        $ 1       $32,317     $32,318

Partners' deficit at
   December 31, 2000                  128,810      $ (250)      $ (87)      $ (337)

Distributions to partners                  --          (17)     (1,723)     (1,740)

Net income for the nine months
   ended September 30, 2001                --           --          --          --

Partners' deficit at
   September 30, 2001                 128,810      $ (267)     $(1,810)    $(2,077)


                   See Accompanying Notes to Financial Statements

d)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ --        $ 63
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     191          169
   Amortization of loan costs                                        10           11
   Loss on sale of discontinued operations                           --           71
   Extraordinary loss on early extinguishment of debt                35           --
   Change in accounts:
      Receivables and deposits                                       (6)           7
      Other assets                                                   15           10
      Accounts payable                                              (24)        (102)
      Tenant security deposit liabilities                             1            4
      Accrued property taxes                                         50          (16)
      Other liabilities                                              21          (25)
       Net cash provided by operating activities                    293          192

Cash flows from investing activities:
  Property improvements and replacements                           (171)         (63)
  Net receipts from restricted escrows                              153           60
       Net cash used in investing activities                        (18)          (3)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (27)          --
  Loan costs paid                                                  (141)          --
  Proceeds from mortgage note payable                             3,875           --
  Repayment of mortgage note payable                             (2,312)          --
  Distributions to partners                                      (1,740)      (9,344)
       Net cash used in financing activities                       (345)      (9,344)

Net decrease in cash and cash equivalents                           (70)      (9,155)

Cash and cash equivalents at beginning of period                    165       10,579

Cash and cash equivalents at end of period                        $ 95       $ 1,424

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 151        $ 128

                   See Accompanying Notes to Financial Statements

e)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying  unaudited financial  statements of the  Johnstown/Consolidated
Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. ConCap Equities, Inc. is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following expenses were paid or accrued to an affiliate of the General Partner during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Asset management fees (included in general and
   administrative expenses)                                       $ 31      $ 29
 Property management fees (included in operating expenses)          44        44
 Reimbursement for services of affiliates (included in
   general and administrative expenses and investment
   property)                                                       154        40
 Loan costs (included in other assets)                              39        --

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $31,000 and $29,000 were paid to the General Partner and its affiliates for the nine months ended September 30, 2001 and 2000, respectively.

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $44,000 for both the nine month periods ended September 30, 2001 and 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $154,000 and $40,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these charges at September 30, 2001 is approximately $110,000 in reimbursements for construction oversight costs. There were no construction oversight costs for the nine months ended September 30, 2000.

For services provided in connection with the refinancing of Cedar Brooke Apartments, the General Partner was paid approximately $39,000 during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the balance sheet.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,316 units of depositary receipt in the Partnership representing 53.04% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.

As a result of its ownership of 53.04% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the General Partner declared and paid distributions of approximately $1,740,000 (approximately $1,723,000 to the limited partners or $13.38 per unit of depositary receipt) consisting of approximately $395,000 (approximately $391,000 to the limited partners or $3.04 per unit of depositary receipt) from operations and approximately $1,345,000 (approximately $1,332,000 to the limited partners or $10.34 per unit of depositary receipt) from proceeds from the refinancing of the mortgage at Cedar Brooke Apartments. During the nine months ended September 30, 2000, the General Partner declared and paid distributions of approximately $9,344,000 (approximately $9,251,000 to the limited partners or $71.82 per unit of depositary receipt). These distributions consisted of sale proceeds from the 1999 sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $1,606,000 (approximately $1,590,000 to the limited partners or $12.34 per unit of depositary receipt) from operations.

Note D - Refinancing and Extraordinary Loss

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $141,000 at September 30, 2001.

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

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2001 and 2000.

                                                   Average Occupancy
      Property                                      2001       2000

      Cedar Brooke Apartments                       96%        98%
         Independence, Missouri

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately zero compared to approximately $63,000 for the nine months ended September 30, 2000. The net loss for the three months ended September 30, 2001 was approximately $10,000 as compared to net income of approximately $67,000 for the three months ended September 30, 2000. The decrease in net income for the three and nine months ended September 30, 2001 is due to reduced total revenues and increased total expenses. In addition, for the nine months ended September 30, 2000 net income was partially offset by the loss on sale of discontinued operations. The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during 1999. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as loss on sale of discontinued operations. The loss on sale of discontinued operations for the nine months ended September 30, 2000 was due to additional legal fees and other costs relating to the sales. For the nine months ended September 30, 2001 net income was partially offset by the recognition of an extraordinary loss on early extinguishment of debt due to the refinancing of Cedar Brooke Apartments in June 2001 (as discussed in Liquidity and Capital Resources).

The Partnership's (loss) income from the continuing operations was approximately ($10,000) and $35,000 for the three and nine months ended September 30, 2001, as compared to approximately $67,000 and $134,000 for the three and nine months ended September 30, 2000. The decrease in income from continuing operations for the three and nine months ended September 30, 2001 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in other income. The decrease in other income is primarily due to a decrease in interest income, which decreased as a result of lower average cash balances in interest bearing accounts. Rental income remained relatively constant for the comparable periods as the decrease in occupancy was offset by an increase in the average rental rate at the Partnership's investment property.

The increase in total expenses for the three months ended September 30, 2001 is due to increases in interest, depreciation, and general and administrative expenses. The increase in total expenses for the nine months ended September 30, 2001 is due to increases in interest and depreciation expenses, partially offset by a decrease in general and administrative expenses. The increase in interest expense for both the three and nine months ended September 30, 2001 is a result of a larger loan balance due to the refinancing of the Partnership's investment property. The increase in depreciation expense for both the three and nine months ended September 30, 2001 is due to recent capital improvements completed at the Partnership's investment property. Operating and property tax expenses remained relatively constant for the comparable periods.

General and administrative expenses increased for the three months ended September 30, 2001, primarily due to an increase in asset management fees paid to the General Partner as allowed under the Partnership Agreement. General and administrative expenses decreased for the nine months ended September 30, 2001 primarily due to a decrease in professional fees associated with the management of the Partnership and a decrease in audit fees. Also included in general and administrative expense at both September 30, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $95,000 compared to approximately $1,424,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $70,000 for the nine months ended September 30, 2001, from the Partnership's calendar year end, is due to approximately $345,000 of cash used in financing activities and approximately $18,000 of cash used in investing activities, which was partially offset by approximately $293,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the existing mortgage at Cedar Brooke Apartments, distributions to partners, and to a lesser extent, loan costs paid related to the refinancing of the mortgage encumbering Cedar Brooke Apartments and payments of principal made on the mortgage encumbering the Partnership's property, partially offset by proceeds received as a result of the refinancing of the mortgage of Cedar Brooke Apartments. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in interest bearing accounts.

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

The Partnership budgeted approximately $211,000 for capital improvements at Cedar Brooke Apartments for the year 2001 consisting primarily of roof replacement, parking lot repairs, and appliance and floor covering replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $171,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of swimming pool upgrades and appliance and floor covering replacement. These improvements were funded from replacement reserves and operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $141,000 at September 30, 2001. The mortgage indebtedness on Cedar Brooke Apartments of approximately $3,861,000 matures in 2021, at which time it will be fully amortized.

During the nine months ended September 30, 2001, the General Partner declared and paid distributions of approximately $1,740,000 (approximately $1,723,000 to the limited partners or $13.38 per unit of depositary receipt) consisting of approximately $395,000 (approximately $391,000 to the limited partners or $3.04 per unit of depositary receipt) from operations and approximately $1,345,000 (approximately $1,332,000 to the limited partners or $10.34 per unit of depositary receipt) from proceeds from the refinancing of the mortgage at Cedar Brooke Apartments. During the nine months ended September 30, 2000, the General Partner declared and paid distributions of approximately $9,344,000 (approximately $9,251,000 to the limited partners or $71.82 per unit of depositary receipt). These distributions consisted of sale proceeds from the 1999 sale of Phoenix Business Center and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $1,606,000 (approximately $1,590,000 to the limited partners or $12.34 per unit of depositary receipt) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,316 units of depositary receipt in the Partnership representing 53.04% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.04% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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

                                    Date: November 13, 2001