Form 10KSB
period 2001-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2002-03-26
CIK 787621

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
      1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $1,216,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.     Description of Business

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. The Partnership is engaged in the business of operating and holding real estate properties for investment. On June 20, 1986, the Partnership commenced a public offering for the sale of $150,000,000 of units (the "Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,317,000 to the Partnership. By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four properties, five mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the general partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. Since its initial offering, the Registrant has not received, nor are Unitholders required to make, additional capital contributions. As of December 31, 2001, the Partnership held and operated one residential property. (See "Item 2. Description of Property").

The general  partner of the  Partnership  is ConCap  Equities,  Inc., a Delaware
corporation (the "General Partner" or "CEI"). The General Partner and the Corporate Limited Partner shall together be called the "Partners". The General Partner is a subsidiary of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to such date.

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


                                  Date of
Property                          Purchase       Type of Ownership           Use

Cedar Brooke Apartments          02/27/87     Fee ownership subject       Apartment
  Independence, Missouri                      to first mortgage           158 units

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis:

                             Gross
                            Carrying   Accumulated                                Federal
Property                     Value     Depreciation      Rate        Method      Tax Basis
                                (in thousands)                                (in thousands)

Cedar Brooke Apartments      $4,986       $3,449       5-30 yrs       S/L         $2,199

See "Note A" to the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                             Principal                                     Principal
                            Balance At                                      Balance
                           December 31,   Interest    Period   Maturity      Due At
Property                       2001         Rate    Amortized    Date       Maturity
                          (in thousands)                                 (in thousands)

Cedar Brooke Apartments
  1st mortgage                $3,839       7.44%     20 years    07/21      $ -- (1)


(1) The principal balance is due to mature on July 1, 2021, at which time the loan is scheduled to be fully amortized.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership was required to establish a capital improvement reserve of approximately $28,000 to cover necessary repairs as stipulated in the loan agreement. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $142,000 at December 31, 2001.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for the property:

                                       Average Annual              Average
                                        Rental Rate               Occupancy
                                         (per unit)
Property                          2001              2000        2001      2000

Cedar Brooke Apartments          $7,335            $7,113        96%        98%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2001 for the property are as follows:

                                             2001            2001
                                            Billing          Rate
                                        (in thousands)

      Cedar Brooke Apartments                $ 72            7.09%

Capital Improvements

During the year ended December 31, 2001, the Partnership completed approximately $190,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of swimming pool upgrades and appliance and floor covering replacements. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be approximately $75,400, consisting of approximately $28,000 of repairs related to the 2001 refinancing (as discussed above) and an additional $300 per unit or $47,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Depository Receipt and Related Security Holder Matters

No established public trading market for the Units exists nor is one expected to develop. As of December 31, 2001, there are 1,403 holders of record owning an aggregate of 128,810 Units of Depositary Receipt. Affiliates of the General Partner held 68,364 Units or 53.07% as of December 31, 2001.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001. (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                            Per Unit of
                                        Aggregate       Depositary Receipt
                                      (in thousands)

        1/1/00 - 12/31/00             $10,623 (1)             $81.65

        1/1/01 - 12/31/01               1,740 (2)              13.38

(1) Consists of approximately $2,885,000 ($22.17 per unit of depositary receipt) of cash from operations and approximately $7,738,000 ($59.48 per unit of depositary receipt) of sale proceeds from the sale of Florida #11 Mini Warehouse and Phoenix Business Campus during the fourth quarter of 1999.

(2) Consists of approximately $395,000 ($3.04 per unit of depositary receipt) of cash from operations and approximately $1,345,000 ($10.34 per unit of depositary receipt) of proceeds from the refinancing of the mortgage at Cedar Brooke Apartments in June 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2002 or subsequent periods (See "Item 6" for further details).

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,364 units of depositary receipt in the Partnership representing 53.07% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.07% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2001 was approximately $57,000 compared to net income of approximately $100,000 for the year ended December 31, 2000. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. In addition, for the year ended December 31, 2000 net income was partially offset by the loss on sale of discontinued operations. The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus, were sold during 1999. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as loss on sale of discontinued operations. The loss on sale of discontinued operations for the year ended December 31, 2000 was due to additional legal fees and other costs relating to the sales. Also contributing to the net loss for the year ended December 31, 2001 was the recognition of an extraordinary loss on early extinguishment of debt due to the refinancing of the mortgage at Cedar Brooke Apartments in June 2001 (as discussed in "Liquidity and Capital Resources").

The Partnership's loss from continuing operations was approximately $22,000 for the year ended December 31, 2001, as compared to income from continuing operations of approximately $171,000 for the year ended December 31, 2000. The decrease in income from continuing operations is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in other income. The decrease in other income is primarily due to a decrease in interest income, which decreased as a result of lower average cash balances in interest bearing accounts. Rental income remained relatively constant for the comparable periods, as an increase in the average rental rate was offset by a decrease in occupancy at the Partnership's investment property.

The increase in total expenses is due to increases in operating, depreciation and interest expenses, partially offset by a decrease in general and administrative expenses. The increase in operating expenses is due to increases in insurance expense, as a result of higher premiums, management fees, and maintenance expense at the Partnership's investment property. Management fees increased due to the payment of additional fees in 2001 related to under billings in fees for both the residential and commercial properties owned by the Partnership during 2000 and 1999. Maintenance expense increased as a result of an increase in the amount of interior painting performed during 2001 and an increase in exterior improvements and pool costs. The increase in depreciation expense is due to property improvements and replacements placed into service during 2001 at the property. The increase in interest expense is a result of a larger loan balance due to the refinancing of the mortgage at Cedar Brooke Apartments (see below). Property tax expense remained relatively constant for the comparable periods.

General and administrative expenses decreased primarily due to a decrease in professional fees associated with the management of the Partnership. Also included in general and administrative expenses at both December 31, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement and asset management fees paid to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $117,000, compared to approximately $165,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $48,000 is due to approximately $368,000 of cash used in financing activities and approximately $37,000 of cash used in investing activities, which was partially offset by approximately $357,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the existing mortgage at Cedar Brooke Apartments, distributions to partners, and to a lesser extent, loan costs paid related to the refinancing of the mortgage and payments of principal made on the mortgage encumbering Cedar Brooke Apartments, partially offset by proceeds received as a result of the refinancing of the mortgage at Cedar Brooke Apartments. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from escrow accounts maintained by the mortgage lender. The registrant invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state and local, legal and regulatory requirements. The minimum amount to be budgeted is expected to be approximately $75,400, consisting of approximately $28,000 of repairs related to the 2001 refinancing (as discussed below) and an additional $300 per unit or $47,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership was required to establish a capital improvement reserve of approximately $28,000 to cover necessary repairs as stipulated in the loan agreement. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $142,000 at December 31, 2001.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2017. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment property may be adversely affected.

During the year ended December 31, 2001, the General Partner declared and paid distributions of approximately $1,740,000 (approximately $1,723,000 to the limited partners or $13.38 per unit of depositary receipt) consisting of approximately $395,000 (approximately $391,000 to the limited partners or $3.04 per unit of depositary receipt) from operations and approximately $1,345,000 (approximately $1,332,000 to the limited partners or $10.34 per unit of depositary receipt) from proceeds from the refinancing of the mortgage at Cedar Brooke Apartments. During the year ended December 31, 2000, cash distributions of approximately $10,623,000 (approximately $10,517,000 to the limited partners or $81.65 per unit of depositary receipt) were paid to the Partners. These distributions consisted of sales proceeds from the sales of Phoenix Business Campus and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $2,885,000 (approximately $2,856,000 to the limited partners or $22.17 per unit of depositary receipt) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,364 units of depositary receipt in the Partnership representing 53.07% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.07% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS


      Report of Ernst and Young, LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors






To the Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001





  Assets
    Cash and cash equivalents                                               $   117
    Receivables and deposits                                                      9
    Restricted escrows                                                           28
    Other assets                                                                141
    Investment property (Notes E and F):
       Land                                                    $    213
       Buildings and related personal property                    4,773
                                                                  4,986
       Less accumulated depreciation                             (3,449)      1,537
                                                                            $ 1,832

  Liabilities and Partners' Deficit
  Liabilities
    Accounts payable                                                        $     6
    Tenant security deposit liabilities                                          40
    Other liabilities                                                            81
    Mortgage note payable (Note E)                                            3,839

  Partners' Deficit
     General partner                                           $   (268)
     Corporate limited partner on behalf of the
       Unitholders - (128,810 units issued and
       outstanding)                                              (1,866)     (2,134)
                                                                            $ 1,832

                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                                     Years Ended
                                                                    December 31,
                                                                  2001       2000

Revenues:
   Rental income                                                $ 1,108    $ 1,097
   Other income                                                     108        222
       Total revenues                                             1,216      1,319

Expenses:
   Operating                                                        505        459
   General and administrative                                       163        206
   Depreciation                                                     256        231
   Interest                                                         246        185
   Property taxes                                                    68         67
       Total expenses                                             1,238      1,148

(Loss) income from continuing operations                            (22)       171
Loss on sale of discontinued operations (Note G)                     --        (71)

(Loss) income before extraordinary item                             (22)       100
Extraordinary loss on early extinguishment of debt (Note E)         (35)        --

Net (loss) income (Note H)                                       $ (57)     $  100

Net (loss) income allocated to general partner (1%)               $ (1)      $   1
Net (loss) income allocated to limited partners (99%)               (56)        99
                                                                 $ (57)     $  100
Per Unit of Depositary Receipt:
   (Loss) income from continuing operations                      $ (0.16)   $  1.32
   Loss on sale of discontinued operations                            --       (.55)

   Extraordinary loss on early extinguishment of debt              (0.27)        --

Net (loss) income                                                $ (0.43)   $   .77

Distributions per Unit of Depositary Receipt                     $ 13.38    $ 81.65

                   See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)




                                                               Unitholders
                                       Units of                 Units of
                                      Depositary    General    Depositary
                                        Receipt     Partner      Receipt      Total
                                                                (Note A)
Original capital contributions          129,266       $ 1        $32,317     $32,318

Partners' (deficit) capital at
   December 31, 1999                    128,810      $ (145)     $10,331     $10,186

Distributions to partners                    --        (106)     (10,517)    (10,623)

Net income for the year ended
   December 31, 2000                         --           1           99         100

Partners' deficit at
   December 31, 2000                    128,810        (250)         (87)       (337)

Distributions to partners                    --         (17)      (1,723)     (1,740)

Net loss for the year ended
   December 31, 2001                         --          (1)         (56)        (57)

Partners' deficit at
   December 31, 2001                    128,810     $ (268)      $(1,866)    $(2,134)

                     See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                            $    (57)    $   100
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     256         231
   Amortization of loan costs                                        13          14
   Loss on sale of discontinued operations                           --          71
   Extraordinary loss on early extinguishment of debt                35          --
   Change in accounts:
      Receivables and deposits                                      104          59
      Other assets                                                   26           5
      Accounts payable                                              (29)        (95)
      Tenant security deposit liabilities                             1           4
      Accrued property taxes                                         --         (67)
      Other liabilities                                               8         (58)
       Net cash provided by operating activities                    357         264

Cash flows from investing activities:
  Property improvements and replacements                           (190)        (97)
  Net receipts from restricted escrows                              153          42
       Net cash used in investing activities                        (37)        (55)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (49)          --
  Loan costs paid                                                  (142)          --
  Proceeds from mortgage note payable                             3,875           --
  Repayment of mortgage note payable                             (2,312)          --
  Distributions to partners                                      (1,740)     (10,623)
       Net cash used in financing activities                       (368)     (10,623)

Net decrease in cash and cash equivalents                           (48)     (10,414)

Cash and cash equivalents at beginning of period                    165       10,579

Cash and cash equivalents at end of period                     $    117     $    165

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    223     $    170

                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Summary of Significant Accounting Policies

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to operate and hold commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' (deficit) capital is herein represented as an interest of the Unitholders. The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to that date. As of December 31, 2001, the Partnership owns one residential property, which is located in Missouri.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $114,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Investment Property

The Partnership's investment property consists of one apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2001 and 2000, no adjustments for impairment of value were recorded. See "Recent Accounting Pronouncements" below.

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

Capital Improvement Reserve

As a result of the refinancing of Cedar Brooke Apartments in 2001, the property deposited approximately $28,000 with the mortgage company to establish a capital reserve account designated for certain capital improvements. At December 31, 2001, the balance in this escrow is approximately $28,000.

Leases

The Partnership generally leases apartment units for one year or less. The Partnership recognizes income as earned on its residential leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs

Loan costs are approximately $142,000, net of accumulated amortization of approximately $6,000, at December 31, 2001, and are amortized over the life of the related mortgage note. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense for Cedar Brooke Apartments, which is included in operating expenses, was approximately $33,000 and $32,000 for the years ended December 31, 2001 and 2000, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                      2001           2000
                                                         (in thousands)
Asset management fees (included in
   general and administrative expenses)               $ 37           $ 39
Property management fees (included
   in operating expenses)                               80             58
Reimbursement for services of affiliates
   (included in general and administrative
   expenses and investment properties)                 169             53
Loan costs (included in other assets)                   39             --

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $37,000 and $39,000 were paid to the General Partner and its affiliates for the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $62,000 and $58,000 for the years ended December 31, 2001 and 2000, respectively. In addition the Partnership paid approximately $18,000 in additional fees during the year ended December 31, 2001 related to under billings in fees for both the residential and commercial properties owned by the Partnership during 2000 and 1999.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $169,000 and $53,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $112,000 for the year ended December 31, 2001. No such fees were incurred for the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

For services provided in connection with the refinancing of Cedar Brooke Apartments, the General Partner was paid approximately $39,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $8,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,364 units of depositary receipt in the Partnership representing 53.07% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.07% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Commitment

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

Note D - Distributions

During the year ended December 31, 2001, the General Partner declared and paid distributions of approximately $1,740,000 (approximately $1,723,000 to the limited partners or $13.38 per unit of depositary receipt) consisting of approximately $395,000 (approximately $391,000 to the limited partners or $3.04 per unit of depositary receipt) from operations and approximately $1,345,000 (approximately $1,332,000 to the limited partners or $10.34 per unit of depositary receipt) from proceeds from the refinancing of the mortgage at Cedar Brooke Apartments. During the year ended December 31, 2000, cash distributions of approximately $10,623,000 (approximately $10,517,000 to the limited partners or $81.65 per unit of depositary receipt) were paid to the Partners. These distributions consisted of sales proceeds from the sales of Phoenix Business Campus and Florida #11 Mini Warehouse of approximately $7,738,000 (approximately $7,661,000 to the limited partners or $59.48 per unit of depositary receipt) and approximately $2,885,000 (approximately $2,856,000 to the limited partners or $22.17 per unit of depositary receipt) from operations.

Note E - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                             Principal                                      Principal
                             Balance At               Stated                 Balance
                            December 31,   Monthly   Interest   Maturity      Due At
Property                        2001       Payment     Rate       Date       Maturity
                                (in thousands)                            (in thousands)
Cedar Brooke Apartments
  1st mortgage                 $3,839       $ 31       7.44%     07/21         $ --

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership was required to establish a capital improvement reserve of approximately $28,000 to cover necessary repairs as stipulated in the loan agreement. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $142,000 at December 31, 2001.

The mortgage note is non-recourse and is secured by pledge of the apartment property and by pledge of revenues from the apartment property. The note requires prepayment penalties if repaid prior to maturity and prohibits resale of the property subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001 are as follows (in thousands):

                             2002                $   90
                             2003                    97
                             2004                   105
                             2005                   113
                             2006                   121
                          Thereafter              3,313
                                                 $3,839

Note F - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings         Net Cost
                                                        and Related      Capitalized
                                                         Personal       Subsequent to
Description                  Encumbrances     Land       Property        Acquisition
                            (in thousands)                              (in thousands)

Cedar Brooke Apartments         $3,839       $ 275        $4,040            $ 671


                         Gross Amount At Which Carried
                             At December 31, 2001
                                (in thousands)

                                   Buildings
                                  And Related
                                   Personal            Accumulated    Date    Depreciable
Description                Land    Property    Total  Depreciation  Acquired  Life-Years
                                                     (in thousands)

Cedar Brooke Apartments   $ 213     $4,773    $4,986     $3,449     02/27/87     5-30

Reconciliation of "Real Estate and Accumulated Depreciation":

                                           Years Ended December 31,
                                              2001           2000
                                                (in thousands)
Real Estate
Balance at beginning of year                $ 4,796         $ 4,699
   Property improvements                        190              97
Balance at end of year                      $ 4,986         $ 4,796

Accumulated Depreciation
Balance at beginning of year                $ 3,193         $ 2,962
   Additions charged to expense                 256             231
Balance at end of year                      $ 3,449         $ 3,193

The aggregate cost of the Partnership's investment properties for Federal income tax purposes at December 31, 2001 and 2000, respectively, is approximately $5,320,000 and $5,130,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, respectively, is approximately $3,121,000 and $2,823,000.

Note G - Sale of Discontinued Operations

The Partnership's two commercial properties, Florida #11 Mini Warehouse and Phoenix Business Campus were sold during November and December of 1999, respectively. These were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as loss on sale of discontinued operations. The loss on sale of discontinued operations during the year ended December 31, 2000 was due to additional legal fees and other costs relating to the property sales.

Note H - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except unit data):

                                             2001            2000

Net (loss) income as reported                $ (57)         $ 100
Add (deduct):
   Depreciation differences                    (42)            (80)
   Unearned income                              (5)             (8)
   Other                                        55             (76)
   Gain on sale of property                     --             110
   Accruals and prepaids                         2               9

Federal taxable (loss) income                $ (47)          $ 55

Federal taxable (loss) income per
   unit of Depositary Receipt               $ (.36)         $ .42

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                       $(2,134)
Land and buildings                                    334
Accumulated depreciation                              328
Syndication and distribution costs                  3,825
Other                                                  95
   Net assets - Federal tax basis                 $ 2,448

Note I - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

The names of the director and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                    Age  Position

Patrick J. Foye         44   Executive Vice President and Director

Martha L. Long          42   Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of December 31, 2001, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                               Number of          Percent
                Name and Address                 Units            of Total

      Insignia Properties LP (1)                12,146.0            9.43%
         (an affiliate of AIMCO)
      Madison River Properties LLC (1)          14,061.5           10.92%
         (an affiliate of AIMCO)
      AIMCO Properties LP (2)                   42,156.5           32.72%
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

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2001, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                     Number of      Percent
            Name and Address         CEI Shares    of Total

      Insignia Properties Trust       100,000        100%
      55 Beattie Place
      Greenville, SC 29601

      Insignia Properties Trust is indirectly ultimately owned by AIMCO.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                      2001           2000
                                                         (in thousands)
Asset management fees                                 $ 37           $ 39
Property management fees                                80             58
Reimbursement for services of affiliates               169             53
Loan costs                                              39             --

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $37,000 and $39,000 were paid to the General Partner and its affiliates for the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $62,000 and $58,000 for the years ended December 31, 2001 and 2000, respectively. In addition the Partnership paid approximately $18,000 in additional fees during the year ended December 31, 2001 related to under billings in fees for both the residential and commercial properties owned by the Partnership during 2000 and 1999.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $169,000 and $53,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $112,000 for the year ended December 31, 2001. No such fees were incurred for the year ended December 31, 2000. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

For services provided in connection with the refinancing of Cedar Brooke Apartments, the General Partner was paid approximately $39,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $8,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,364 units of depositary receipt in the Partnership representing 53.07% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.07% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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


                                    Date: March 26, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 26, 2002
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date: March 26, 2002
Martha L. Long                and Controller

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

10.10Assignment and Assumption  Agreement  dated October 1, 1991, by and between
     CCMLP and The Hayman Company  (Property  Management  Agreements No. 121 and
     122) (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.11Assignment and Agreement as to Certain Property  Management  Services dated
     October 1, 1991, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.12Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership, and JCIP Associates, Ltd. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

10.13Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the Partnership and Metro ConCap Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

10.14Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the  Partnership  and The Hayman  Company (the "Hayman
     Construction Management Agreement") (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.15Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership, and JCIP Associates, Ltd. (Hayman Construction Management Agreement) (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.16Construction  Management  Cost  Reimbursement  Agreement  dated  October 1,
     1991, by and between the Partnership and The Hayman Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.17Construction  Management  Cost  Reimbursement  Agreement  dated  October 1,
     1991, by and between the Partnership, Johnstown/Consolidated Income Partners/2 and The Hayman Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.18Investor  Services  Agreement  dated  October  23,  1990 by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.19Assignment and Assumption  Agreement  (Investor  Services  Agreement) dated
     October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

10.20Letter of Notice dated December 20, 1991, from Partnership  Services,  Inc.
     ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.21Financial  Services  Agreement  dated  October 23, 1990, by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.22Financial  Services  Agreement  dated  October 23, 1990, by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.23Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

10.24Property Management Agreement No. 502 dated February 16, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1992).

10.25Property Management Agreement No. 516 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.26Property Management Agreement No. 517 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.27Assignment and Agreement as to Certain Property  Management  Services dated
     November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.28Assignment and Agreement as to Certain Property  Management  Services dated
     November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.29Stock and Asset  Purchase  Agreement,  dated  December 8, 1994 (the "Gordon
     Agreement"), among MAE-ICC, Inc.("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. Incorporate by reference to Form 8-K dated December 8, 1994)

10.30Exercise  of the  Option  (as  defined  in  the  Gordon  Agreement),  dated
     December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

10.31Exercise of the  remaining  portion of the option (as defined in the Gordon
     Agreement),   dated   December  8,  1994,   between   MAE-ICC  and  Gordon.
     (Incorporated by reference to Form 8-K dated October 24, 1995).

10.32Multifamily  Note dated  November 1, 1996,  between  Johnstown/Consolidated
     Income Partners, a California limited partnership, and Lehman Brokers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc. (Incorporated by reference to the annual report on Form 10-K for the year ended December 31, 1996)

10.33Agreement  for  Purchase  and Sale of Existing  Facilities  dated March 19,
     1997, executed by and between Johnstown/Consolidated Income Partners and Johnstown/Consolidated Income Partners/2, each a California limited partnership and Shurgard Storage Centers, Inc., a Delaware corporation, covering certain real property situated in Broward County, Florida (the "Property").

10.34Special    Warranty    Deed    dated    May   8,    1997,    executed    by
     Johnstown/Consolidated Income Partners and Johnstown/Consolidated Income Partners/2, each a California limited partnership in favor of Shurgard Storage Center, Inc., a Delaware corporation.

10.35Assignment   of  Rental   Agreements   dated  May  8,  1997,   executed  by
     Johnstown/Consolidated Income Partners and Johnstown/Consolidated Income Partners/2, each a California limited partnership and Shurgard Storage Center, Inc., a Delaware corporation.

10.36Purchase and Sale Contract between Johnstown/Consolidated Income Partners and Everest Storage Holdings, LLC dated July 2, 1999, documenting the sale of Florida #11 Mini Warehouse located in Davie, Florida. (Incorporated by reference to current report on Form 8-K dated November 4, 1999).

10.37First    Amendment    to    Purchase    and    Sale    Contract     between
     Johnstown/Consolidated Income Partners and Everest Storage Holdings, LLC dated September 7, 1999, documenting the sale of Florida #11 Mini Warehouse located in Davie, Florida. (Incorporated by reference to current report on Form 8-K dated November 4, 1999).

10.38Purchase and Sale Contract between  Registrant and Cadle's Phoenix Business
     Center, an Ohio Limited Liability Company, dated October 8, 1999. (Incorporated by reference to current report on Form 8-K dated December 30, 1999).

10.39Addendum to  Purchase  and Sale  Contract  between  Registrant  and Cadle's
     Phoenix Business Center, an Ohio Limited Liability Company, dated December 8, 1999. (Incorporated by reference to current report on Form 8-K dated December 30, 1999).

10.40Multifamily    Note    dated    June    27,    2001,    by   and    between
     Johnstown/Consolidated Income Partners, a California limited partnership, and GMAC Commercial Mortgage Corporation relating to Cedar Brooke Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).