Form 10QSB
period 2002-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2002-05-14
CIK 787621

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

                   For the quarterly period ended March 31, 2002


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $  158
   Receivables and deposits                                                       6
   Restricted escrows                                                            28
   Other assets                                                                 155
   Investment property:
      Land                                                    $  213
      Buildings and related personal property                  4,789
                                                               5,002
      Less accumulated depreciation                           (3,515)         1,487
                                                                            $ 1,834
Liabilities and Partners' Deficit
   Accounts payable                                                          $ 12
   Tenant security deposit liabilities                                           41
   Accrued property taxes                                                        15
   Other liabilities                                                             83
   Mortgage note payable                                                      3,817

Partners' Deficit
   General partner                                            $ (268)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                            (1,866)        (2,134)
                                                                            $ 1,834


                   See Accompanying Notes to Financial Statements

b)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                              2002           2001
Revenues:
   Rental income                                              $ 282         $ 274
   Other income                                                  20             22
      Total revenues                                            302            296

Expenses:
   Operating                                                     93             97
   General and administrative                                    50             48
   Depreciation                                                  66             63
   Interest                                                      74             46
   Property taxes                                                19             18
      Total expenses                                            302            272

          Net income                                          $ --           $ 24

Net income allocated to general partner (1%)                  $ --           $ --
Net income allocated to limited partners (99%)                   --             24
                                                              $ --           $ 24

Net income per Unit of Depositary Receipt                     $ --          $ .19

Distributions per Unit of Depositary Receipt                  $ --          $ 2.36


                   See Accompanying Notes to Financial Statements

c)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                       Units      Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2001                 128,810      $  (268)    $(1,866)      $(2,134)

Net income for the three months
   ended March 31, 2002                   --           --          --            --

Partners' deficit at
   March 31, 2002                    128,810      $  (268)    $(1,866)      $(2,134)


                   See Accompanying Notes to Financial Statements

d)
                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                       $ --         $ 24
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     66           63
     Amortization of loan costs                                        3            4
     Change in accounts:
      Receivables and deposits                                         3           37
      Other assets                                                   (17)          (4)
      Accounts payable                                                 6          (19)
      Tenant security deposit liabilities                              1           --
      Accrued property taxes                                          15           18
      Other liabilities                                                2            8
        Net cash provided by operating activities                     79          131

Cash flows from investing activities:
  Property improvements and replacements                             (16)         (22)
  Net receipts from restricted escrows                                --          181
        Net cash (used in) provided by investing activities          (16)         159

Cash flows from financing activities:
  Payments on mortgage note payable                                  (22)          --
  Distribution to partners                                            --         (307)
        Net cash used in financing activities                        (22)        (307)

Net increase (decrease) in cash and cash equivalents                  41          (17)

Cash and cash equivalents at beginning of period                     117          165

Cash and cash equivalents at end of period                        $ 158        $ 148

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 71         $ 43

                   See Accompanying Notes to Financial Statements

e)

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $8,000 and $9,000 were paid to the General Partner and its affiliates for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $15,000 and $14,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $17,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $12,000 and $11,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2002 and 2001.

                                                   Average Occupancy
      Property                                      2002       2001

      Cedar Brooke Apartments                       97%        96%
         Independence, Missouri

Results of Operations

The Partnership reported no net income for the three months ended March 31, 2002, compared to net income of approximately $24,000 for the three months ended March 31, 2001. The decrease in net income is due to an increase in total expenses, partially offset by a slight increase in total revenues. The increase in total expenses is primarily due to an increase in interest expense, partially offset by a slight decrease in operating expenses. The increase in interest expense is a result of a larger loan balance due to the refinancing of the mortgage at Cedar Brooke Apartments during 2001 (as discussed below). Operating expenses decreased due to decreases in maintenance and payroll related expenses at the Partnership's investment property. Depreciation, property tax, and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement and asset management fees paid to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased due to an increase in rental income, while other income remained relatively constant for the comparable periods. The increase in rental income is primarily due to an increase in the average rental rate and the slight increase in occupancy at Cedar Brooke Apartments.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $158,000, compared to approximately $148,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $41,000, from the Partnership's year ended December 31, 2001, is due to approximately $79,000 of cash provided by operating activities, partially offset by approximately $22,000 of cash used in financing activities and approximately $16,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership has budgeted approximately $121,000 for capital improvements at Cedar Brooke Apartments for the year 2002, consisting primarily of a water submetering project, parking area improvements and appliance and floor covering replacements. During the three months ended March 31, 2002, the Partnership completed approximately $16,000 of capital improvements at Cedar Brooke
Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Unit of      Three Months     Per Unit of
                        Ended          Depositary         Ended          Depositary
                    March 31, 2002      Receipt       March 31, 2001      Receipt

Operations             $   --           $   --           $  307            $ 2.36

Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 68,364 units of depositary receipt in the Partnership representing 53.07% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of depositary receipt in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 53.07% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO and its affiliates would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 14, 2002