Form 10QSB
period 2002-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2002-08-14
CIK 787621

UNITED STATES
                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 87
   Receivables and deposits                                                      51
   Restricted escrows                                                            28
   Other assets                                                                 145
   Investment property:
      Land                                                    $ 213
      Buildings and related personal property                  4,802
                                                               5,015
      Less accumulated depreciation                           (3,567)         1,448
                                                                            $ 1,759
Liabilities and Partners' Deficit
   Accounts payable                                                           $ 4
   Tenant security deposit liabilities                                           41
   Accrued property taxes                                                        33
   Other liabilities                                                            117
   Mortgage note payable                                                      3,795

Partners' Deficit
   General partner                                            $ (269)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                            (1,962)        (2,231)
                                                                            $ 1,759


                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                          2002         2001         2002         2001
                                                    (Restated)                (Restated)

Revenues:
  Rental income                          $ 285        $ 274         $ 567       $ 548
  Other income                               20           37            40          59
  Casualty gain                              11           --            11          --
       Total revenues                       316          311           618         607
Expenses:
  Operating                                 104          112           197         209
  General and administrative                 31           47            81          95
  Depreciation                               67           64           133         127
  Interest                                   73           49           147          95
  Property taxes                             19           18            38          36
  Loss on early extinguishment of
    debt                                     --           35            --          35
      Total expenses                        294          325           596         597

     Net income (loss)                    $ 22        $ (14)        $ 22         $ 10

Net income allocated to
  general partner (1%)                    $ --         $ --         $ --         $ --

Net income (loss) allocated to
  limited partners (99%)                     22          (14)           22          10
                                          $ 22        $ (14)        $ 22         $ 10
Net income (loss) per Unit of
  Depositary Receipt                     $ .17        $ (.11)       $ .17       $ .08
Distributions per Unit of
  Depositary Receipt                     $ .92        $ .68         $ .92       $ 3.04

                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Unitholder
                                                               Units of
                                     Units of                 Depositary
                                    Depositary     General     Receipt
                                      Receipt      Partner     (Note A)     Total

Original capital contributions        129,266        $ 1       $32,317     $32,318

Partners' deficit at
   December 31, 2001                  128,810      $ (268)     $(1,866)    $(2,134)

Distributions to partners                  --           (1)       (118)       (119)

Net income for the six months
   ended June 30, 2002                     --           --          22          22

Partners' deficit at
   June 30, 2002                      128,810      $ (269)     $(1,962)    $(2,231)


                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 22        $ 10
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     133          127
   Amortization of loan costs                                         6            7
   Loss on early extinguishment of debt                              --           35
   Casualty gain                                                    (11)          --
   Change in accounts:
      Receivables and deposits                                       (4)         (93)
      Other assets                                                  (10)          (3)
      Accounts payable                                               (2)         (30)
      Tenant security deposit liabilities                             1           --
      Accrued property taxes                                         33           36
      Other liabilities                                              36            4
       Net cash provided by operating activities                    204           93

Cash flows from investing activities:
  Property improvements and replacements                            (71)         (35)
  Net withdrawals from restricted escrows                            --          153
       Net cash (used in) provided by investing activities          (71)         118

Cash flows from financing activities:
  Payments on mortgage note payable                                 (44)         (13)
  Loan costs paid                                                    --         (141)
  Proceeds from mortgage note payable                                --        3,875
  Repayment of mortgage note payable                                 --       (2,312)
  Distributions to partners                                        (119)        (395)
       Net cash (used in) provided by financing activities         (163)       1,014

Net (decrease) increase in cash and cash equivalents                (30)       1,225

Cash and cash equivalents at beginning of period                    117          165

Cash and cash equivalents at end of period                        $ 87       $ 1,390

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 142        $ 102

At June 30, 2002, receivables and deposits and cash flows from investing activities were adjusted by approximately $38,000 for non-cash activity related to insurance proceeds received which are held on deposit with the mortgage lender.

                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying  unaudited financial  statements of the  Johnstown/Consolidated
Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Cedar Brooke Apartments in 2001 (see "Note C") in operations rather than as an extraordinary item.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $14,000 and $19,000 were paid to the General Partner and its affiliates for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $29,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $40,000 and $30,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property.

For services provided in connection with the refinancing of Cedar Brooke Apartments, the General Partner was paid approximately $39,000 during the six months ended June 30, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $12,000 and $11,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing and Loss on Early Extinguishment of Debt

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $141,000 during the six months ended June 30, 2001.

Note D - Casualty Event

In January 2002, Cedar Brooke Apartments experienced a fire. The property suffered damages of approximately $42,000. Insurance proceeds of approximately $38,000 were received during the six months ended June 30, 2002 to cover the damages and were on deposit with the mortgage lender at June 30, 2002. Subsequent to June 30, 2002, the proceeds were released to the property. The Partnership recognized a casualty gain of approximately $11,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $27,000 in undepreciated assets.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2002 and 2001.

                                                   Average Occupancy
      Property                                      2002       2001

      Cedar Brooke Apartments                       96%        96%
         Independence, Missouri

Results of Operations

The Partnership's net income for both the three and six months ended June 30, 2002 was approximately $22,000 as compared to a net loss of approximately $14,000 and net income of approximately $10,000 for the three and six months ended June 30, 2001, respectively. The increase in net income for the three months ended June 30, 2002 is due to a decrease in total expenses and a slight increase in total revenues. The increase in net income for the six months ended June 30, 2002 is due to an increase in total revenues. The decrease in total expenses for the three months ended June 30, 2002 is primarily due to the recognition in 2001 of a loss on early extinguishment of debt as a result of the refinancing of the debt encumbering Cedar Brooke Apartments in 2001 (as discussed below). Also contributing to the decrease in total expenses for the three months ended June 30, 2002 are decreases in both operating and general and administrative expenses. The decrease in total expenses for the three months ended June 30, 2002 was partially offset by an increase in interest expense. Depreciation expense remained relatively constant for the three months ended June 30, 2002. Total expenses remained relatively constant for the six months ended June 30, 2002, as decreases in both operating and general and administrative expenses and the recognition in 2001 of a loss on early extinguishment of debt were offset by increases in both interest and depreciation expenses. Property tax expense remained relatively constant for both the three and six months ended June 30, 2002.

The decrease in operating expense for both the three and six months ended June 30, 2002 is primarily due to a decrease in payroll related expenses at the Partnership's investment property. The increase in interest expense for both the three and six months ended June 30, 2002 is a result of a larger loan balance due to the refinancing of the mortgage at Cedar Brooke Apartments during 2001 (as discussed below). The increase in depreciation expense for the six months ended June 30, 2002 is due to an increase in depreciable assets resulting from property improvements and replacements placed into service during the past twelve months. General and administrative expenses decreased for both the three and six months ended June 30, 2002 primarily due to decreases in professional expenses associated with the management of the Partnership, audit fees, and asset management fees paid to the General Partner as allowed under the
Partnership Agreement, partially offset by an increase in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for both the three and six months ended June 30, 2002 is due to an increase in rental income and the recognition during 2002 of a casualty gain at Cedar Brooke Apartments (as discussed below), partially offset by a decrease in other income. The increase in rental income for the six months ended June 30, 2002 is due to an increase in the average rental rate at Cedar Brooke Apartments. The decrease in other income is primarily due to a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts.

In January 2002, Cedar Brooke Apartments experienced a fire. The property suffered damages of approximately $42,000. Insurance proceeds of approximately $38,000 were received during the six months ended June 30, 2002 to cover the damages and were on deposit with the mortgage lender at June 30, 2002. Subsequent to June 30, 2002, the proceeds were released to the property. The Partnership recognized a casualty gain of approximately $11,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $27,000 in undepreciated assets.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $87,000, compared to approximately $1,390,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $30,000, from the Partnership's year ended December 31, 2001, is due to approximately $163,000 of cash used in financing activities and approximately $71,000 of cash used in investing activities, partially offset by approximately $204,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership has budgeted approximately $129,000 for capital improvements at Cedar Brooke Apartments for the year 2002, consisting primarily of a water submetering project, parking area improvements and appliance and floor covering replacements. During the six months ended June 30, 2002, the Partnership completed approximately $71,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of construction related to the fire at Cedar Brooke Apartments, major landscaping, and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write off of unamortized loan costs.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2017. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Unit of       Six Months      Per Unit of
                        Ended          Depositary         Ended          Depositary
                    June 30, 2002       Receipt       June 30, 2001       Receipt

Refinancing
 Proceeds (1)          $   49           $ 0.38           $   --            $   --
Operations                 70             0.54              395              3.04
                       $  119           $ 0.92           $  395            $ 3.04

(1)  Remaining   proceeds  from  the  June  2001  refinancing  of  Cedar  Brooke
Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,177 limited partnership units in the Partnership representing 54.48% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $6.00 per unit expired. Pursuant to this offer, AIMCO acquired 1,733 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.48% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the
General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  3.1 Certificate of Limited Partnership, as amended to date, incorporated herein by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1991.

                  3.2 Amended and Restated Partnership Agreement dated July 16, 1986 is incorporated by reference to Exhibit A to the Prospectus of the Registration dated June 20, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.


                  99    Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.