Form 10QSB
period 2002-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2002-11-14
CIK 787621

UNITED STATES
                          U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 159
   Receivables and deposits                                                       8
   Restricted escrows                                                            28
   Other assets                                                                 142
   Investment property:
      Land                                                    $ 213
      Buildings and related personal property                  4,861
                                                               5,074
      Less accumulated depreciation                           (3,632)         1,442
                                                                            $ 1,779
Liabilities and Partners' Deficit
   Accounts payable                                                          $ 11
   Tenant security deposit liabilities                                           44
   Accrued property taxes                                                        51
   Other liabilities                                                            138
   Mortgage note payable                                                      3,772

Partners' Deficit
   General partner                                            $ (269)
   Corporate limited partner on behalf of the
     Unitholders - (128,810 units issued and
      outstanding)                                            (1,968)        (2,237)
                                                                            $ 1,779


                       See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                          2002         2001         2002         2001
                                                                              (Restated)

Revenues:
  Rental income                          $ 260        $ 278         $ 827       $ 826
  Other income                               31           25            71          84
  Casualty gain                              --           --            11          --
       Total revenues                       291          303           909         910

Expenses:
  Operating                                  93          121           290         330
  General and administrative                 47           38           128         133
  Depreciation                               65           64           198         191
  Interest                                   74           76           221         171
  Property taxes                             18           14            56          50
  Loss on early extinguishment of
    debt                                     --           --            --          35
      Total expenses                        297          313           893         910

     Net loss                             $ (6)       $ (10)        $ 16         $ --

Net loss allocated to
  general partner (1%)                    $ --         $ --         $ --         $ --

Net loss allocated to
  limited partners (99%)                     (6)         (10)           16          --
                                          $ (6)       $ (10)        $ 16         $ --
Net loss per Unit of
  Depositary Receipt                    $ (0.05)     $ (0.08)      $ 0.12        $ --
Distributions per Unit of
  Depositary Receipt                      $ --       $ 10.34       $ 0.92      $ 13.38

                       See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                              Unitholder
                                                               Units of
                                     Units of                 Depositary
                                    Depositary     General     Receipt
                                      Receipt      Partner     (Note A)     Total

Original capital contributions        129,266        $ 1       $32,317     $32,318

Partners' deficit at
   December 31, 2001                  128,810      $ (268)     $(1,866)    $(2,134)

Distributions to partners                  --           (1)       (118)       (119)

Net income for the nine months
   ended September 30, 2002                --           --          16          16

Partners' deficit at
   September 30, 2002                 128,810      $ (269)     $(1,968)    $(2,237)


                       See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                      $ 16        $ --
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     198          191
   Amortization of loan costs                                         9           10
   Loss on early extinguishment of debt                              --           35
   Casualty gain                                                    (11)          --
   Change in accounts:
      Receivables and deposits                                        1           (6)
      Other assets                                                  (10)          15
      Accounts payable                                                5          (24)
      Tenant security deposit liabilities                             4            1
      Accrued property taxes                                         51           50
      Other liabilities                                              57           21
       Net cash provided by operating activities                    320          293

Cash flows from investing activities:
  Property improvements and replacements                           (130)        (171)
  Insurance proceeds received                                        38           --
  Net withdrawals from restricted escrows                            --          153
       Net cash used in investing activities                        (92)         (18)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (67)         (27)
  Loan costs paid                                                    --         (141)
  Proceeds from mortgage note payable                                --        3,875
  Repayment of mortgage note payable                                 --       (2,312)
  Distributions to partners                                        (119)      (1,740)
       Net cash used in financing activities                       (186)        (345)

Net increase (decrease) in cash and cash equivalents                 42          (70)

Cash and cash equivalents at beginning of period                    117          165

Cash and cash equivalents at end of period                       $ 159        $ 95

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 213        $ 151

                       See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying  unaudited financial  statements of the  Johnstown/Consolidated
Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Accounting Standards

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Cedar Brooke Apartments in 2001 (see "Note C") in operations.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $34,000 and $31,000 were paid to the General Partner and its affiliates for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and other liabilities.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $44,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $57,000 and $154,000 for the nine months ended September 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 and $110,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on the additions to investment property. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property.

For services provided in connection with the refinancing of Cedar Brooke Apartments, the General Partner was paid approximately $39,000 during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $12,000 and $11,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing and Loss on Early Extinguishment of Debt

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs which is included in operations. Total capitalized loan costs for the new mortgage were approximately $141,000 during the nine months ended September 30, 2001.

Note D - Casualty Event

In January 2002, Cedar Brooke Apartments experienced a fire. The property suffered damages of approximately $42,000. Insurance proceeds of approximately $38,000 were received during the nine months ended September 30, 2002 to cover the damages. The Partnership recognized a casualty gain of approximately $11,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $27,000 in undepreciated damaged assets.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2002 and 2001.

                                                   Average Occupancy
      Property                                      2002       2001

      Cedar Brooke Apartments                       95%        96%
         Independence, Missouri

Results of Operations

The Partnership recognized a net loss of approximately $6,000 for the three months ended September 30, 2002, as compared to a net loss of approximately $10,000 for the three months ended September 30, 2001. The Partnership's net income for the nine months ended September 30, 2002 and 2001 was approximately $16,000 and zero, respectively. The decrease in net loss for the three months ended September 30, 2002 is due to a decrease in total expenses. The increase in net income for the nine months ended September 30, 2002 is due to a decrease in total expenses, as total revenues remained relatively constant for the comparable periods. Total expenses decreased for the three months ended September 30, 2002, as a decrease in operating expenses was slightly offset by an increase in both general and administrative and property tax expense. Depreciation and interest expenses remained relatively constant for the three months ended September 30, 2002. Total expenses decreased for the nine months ended September 30, 2002 due to decreases in both operating and general and administrative expenses and the recognition in 2001 of a loss on early extinguishment of debt as a result of the refinancing of the debt encumbering Cedar Brooke Apartments (as discussed in "Liquidity and Capital Resources"), partially offset by increases in interest, depreciation, and property tax expenses.

The decrease in operating expense for both the three and nine months ended September 30, 2002 is primarily due to decreases in maintenance and payroll related expenses at the Partnership's investment property. The increase in property tax expense is primarily due to an increase in the tax rate at Cedar Brooke Apartments. The increase in interest expense for the nine months ended September 30, 2002 is a result of a larger loan balance due to the refinancing of the mortgage encumbering Cedar Brooke Apartments during 2001 (as discussed below). The increase in depreciation expense for the nine months ended September 30, 2002 is due to an increase in depreciable assets resulting from property improvements and replacements placed into service during the past twelve months. General and administrative expenses increased for the three months ended September 30, 2002, primarily due to an increase in asset management fees paid to the General Partner as allowed under the Partnership Agreement. General and administrative expenses decreased for the nine months ended September 30, 2002 primarily due to a decrease in professional expenses associated with the management of the Partnership, partially offset by an increase in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended September 30, 2002 is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is primarily due to decreases in occupancy and the average rental rate at the Partnership's investment property. The increase in other income is primarily due to an increase in lease cancellation fees. Total revenues remained relatively constant for the nine months ended September 30, 2002, as a decrease in other income was offset by the recognition during 2002 of a casualty gain at Cedar Brooke Apartments (as discussed below). The decrease in other income is primarily due to a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts. Rental income remained relatively constant for the nine months ended September 30, 2002, as the decrease in occupancy was offset by an increase in the average rental rate at the property.

In January 2002, Cedar Brooke Apartments experienced a fire. The property suffered damages of approximately $42,000. Insurance proceeds of approximately $38,000 were received during the nine months ended September 30, 2002 to cover the damages. The Partnership recognized a casualty gain of approximately $11,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $27,000 in undepreciated damaged assets.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $159,000, compared to approximately $95,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $42,000, from the Partnership's fiscal year ended December 31, 2001, is due to approximately $320,000 of cash provided by operating activities, partially offset by approximately $186,000 of cash used in financing activities and approximately $92,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received related to the casualty at Cedar Brooke Apartments. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are discussed below.

For 2002, the Partnership has budgeted approximately $137,000 for capital improvements at Cedar Brooke Apartments, consisting primarily of a water submetering project, parking area improvements and appliance and floor covering replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $130,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of construction related to the fire at Cedar Brooke Apartments, a water submetering project, and appliance and floor covering replacements. These improvements were funded from operations and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write off of unamortized loan costs, which is included in operations.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2017. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                      Nine Months      Per Unit       Nine Months        Per Unit
                         Ended            of             Ended              of
                     September 30,    Depositary     September 30,      Depositary
                          2002         Receipt           2001            Receipt

Refinancing
 Proceeds (1)          $   49            $ 0.38       $1,345               $10.34
Operations                 70              0.54          395                 3.04
                       $  119            $ 0.92       $1,740               $13.38

(1)   From the June 2001 refinancing of Cedar Brooke Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of working capital reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,189 limited partnership units in the Partnership representing 54.49% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.49% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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


                  99 Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                             Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.   I   have   reviewed   this    quarterly    report   on   Form   10-QSB   of
Johnstown/Consolidated Income Partners;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of  ConCap
                                    Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.   I   have   reviewed   this    quarterly    report   on   Form   10-QSB   of
Johnstown/Consolidated Income Partners;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                   ____________________
                              Name:Patrick J. Foye
                             Date: November 13, 2002


                                   ____________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.