Form 10KSB
period 2002-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2003-03-31
CIK 787621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year:  $1,247,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant and, therefore, no aggregate market value can be determined.

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

Item 1.     Description of Business

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. The Partnership is engaged in the business of operating and holding real estate properties for investment. On June 20, 1986, the Partnership commenced a public offering for the sale of $150,000,000 of units (the "Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,317,000 to the Partnership. By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four properties, five mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the general partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. Since its initial offering, the Registrant has not received, nor are Unitholders required to make, additional capital contributions. As of December 31, 2002, the Partnership held and operated one residential property. (See "Item 2. Description of Property").

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

The Partnership has no employees. Partnership management and administrative services as well as property management services are provided by an affiliate of the General Partner. The General Partner has also selected affiliates to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provided all Partnership accounting and administrative services, investment management, and supervisory services over property management.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the property held by the Partnership:


                                   Date of
Property                          Purchase       Type of Ownership           Use

Cedar Brooke Apartments          02/27/87     Fee ownership subject       Apartment
  Independence, Missouri                      to first mortgage           158 units

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis:

                        Gross
                       Carrying   Accumulated   Depreciable     Method of         Federal
Property                Value    Depreciation      Life       Depreciation       Tax Basis
                                (in thousands)                                (in thousands)

Cedar Brooke            $5,148      $3,693       5-30 yrs          S/L            $2,088
Apartments

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                             Principal                                     Principal
                            Balance At                                      Balance
                           December 31,   Interest    Period   Maturity      Due At
Property                       2002         Rate    Amortized    Date       Maturity
                          (in  thousands)                               (in thousands)

Cedar Brooke Apartments
  1st mortgage                $3,749       7.44%     20 years    07/21      $ -- (1)

(1) The principal balance is due to mature on July 1, 2021, at which time the loan is scheduled to be fully amortized.

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $142,000 during the year ended December 31, 2001. Approximately $4,000 of additional loan costs were capitalized during the year ended December 31, 2002.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for the property were as follows:


                                       Average Annual                  Average
                                        Rental Rates                  Occupancy
                                   (per unit)
Property                          2002              2001             2002      2001
Cedar Brooke Apartments          $7,438            $7,342            96%        96%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2002 for the property were as follows:

                                             2002            2002
                                            Billing          Rate
                                        (in thousands)

      Cedar Brooke Apartments                $ 72            7.11%

Capital Improvements

During the year ended December 31, 2002, the Partnership completed approximately $193,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of a water submetering project, parking area improvements, air conditioning upgrades, floor covering and appliance replacements, and construction related to the fire which occurred in 2002 (see "Note C - Casualty Event" to the financial statements included in "Item 7. Financial Statements"). These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $64,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Depository Receipt and Related Security Holder Matters

No established public trading market for the Units exists nor is one expected to develop. As of December 31, 2002, there are 1,352 holders of record owning an aggregate of 128,810 Units of Depositary Receipt. Affiliates of the General Partner held 70,199 Units or 54.50% as of December 31, 2002.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002:

                                                Distributions
                                                            Per Unit of
                                        Aggregate       Depositary Receipt
                                     (in thousands)

        1/1/01 - 12/31/01             $  1,740 (1)            $ 13.38
        1/1/02 - 12/31/02                  194 (2)               1.49

(1) Consists of approximately $395,000 ($3.04 per unit of depositary receipt) of cash from operations and approximately $1,345,000 ($10.34 per unit of depositary receipt) of proceeds from the refinancing of the mortgage encumbering Cedar Brooke Apartments in June 2001.

(2) Consists of approximately $145,000 ($1.11 per unit of depositary receipt) of cash from operations and approximately $49,000 ($0.38 per unit of depositary receipt) of remaining proceeds from the refinancing of the mortgage encumbering Cedar Brooke Apartments in 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in the year 2003 or subsequent periods (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,199 limited partnership units in the Partnership representing 54.50% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.50% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $28,000 as compared to a net loss of approximately $57,000 for the year ended December 31, 2001. The increase in net income is due to a decrease in total expenses and an increase in total revenues. Total expenses decreased due to a decrease in operating expenses, partially offset by increases in interest, property tax, and depreciation expenses.

The decrease in operating expenses is primarily due to decreases in insurance expense as a result of an adjustment recorded in 2002 to correct for an overaccrual in 2001 and maintenance expense as a result of an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs (see "Item 7. Financial Statements, Note A - Organization and Summary of Significant Accounting Policies") at Cedar Brooke Apartments and a decrease in property management fees. The increase in interest expense is a result of a larger loan balance and an increase in the interest rate on such loan due to the refinancing of the mortgage encumbering Cedar Brooke Apartments in 2001, partially offset by the loss recognized on the early extinguishment of debt in connection with the refinancing. In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. Effective April 1, 2002, the Partnership adopted SFAS No. 145. As a result, the accompanying statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $35,000 at Cedar Brooke Apartments in 2001 in operations as interest expense.

The increase in property tax expense is primarily due to an increase in the tax rate at Cedar Brooke Apartments. The increase in depreciation expense is due to an increase in depreciable assets resulting from property improvements and replacements placed into service during the past twelve months. General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses for the years ended December 31, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement and asset management fees paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to the recognition during 2002 of a casualty gain at Cedar Brooke Apartments (as discussed below) and an increase in rental income, partially offset by a decrease in other income. Rental income increased primarily due to an increase in the average rental rate at Cedar Brooke Apartments. Other income decreased primarily due to a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts.

The casualty gain is a result of a January 2002 fire which occurred at Cedar Brooke Apartments. The property suffered damages of approximately $38,000 and lost rents of approximately $7,000. Insurance proceeds of approximately $38,000 were received during the year ended December 31, 2002 to cover the damages and insurance proceeds of approximately $7,000 were received to cover the lost rents, which are included in rental income. The Partnership recognized a casualty gain of approximately $31,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $7,000 in undepreciated damaged assets.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $35,000, compared to approximately $117,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $82,000 is due to approximately $288,000 of cash used in financing activities and approximately $127,000 of cash used in investing activities, partially offset by approximately $333,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received related to the casualty at Cedar Brooke Apartments and net receipts from an escrow account maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners, payments of principal on the mortgage encumbering the Partnership's investment property, and additional loan costs capitalized related to the 2001 refinancing of the mortgage encumbering the property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state and local, legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its property for the upcoming year and currently expects to budget approximately $64,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs, which is included in interest expense.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2017. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                       Per Unit                          Per Unit
                      Year Ended          of          Year Ended            of
                     December 31,     Depositary     December 31,       Depositary
                          2002         Receipt           2001            Receipt

Refinancing
 Proceeds (1)          $   49            $ 0.38       $1,345               $10.34
Operations                145              1.11          395                 3.04
                       $  194            $ 1.49       $1,740               $13.38

(1)   From the June 2001 refinancing of Cedar Brooke Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,199 limited partnership units in the Partnership representing 54.50% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.50% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS


      Report of Ernst and Young, LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors






To the Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                      /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002





  Assets
    Cash and cash equivalents                                               $    35
    Receivables and deposits                                                     11
    Other assets                                                                158
    Investment property (Notes D and E):
       Land                                                    $    213
       Buildings and related personal property                    4,935
                                                                  5,148
       Less accumulated depreciation                             (3,693)      1,455
                                                                            $ 1,659

  Liabilities and Partners' Deficit
  Liabilities
    Accounts payable                                                        $    47
    Tenant security deposit liabilities                                          44
    Other liabilities                                                           119
    Mortgage note payable (Note D)                                            3,749

  Partners' Deficit
     General partner                                           $   (270)
     Corporate limited partner on behalf of the
       Unitholders (128,810 units issued and
       outstanding)                                              (2,030)     (2,300)
                                                                            $ 1,659

                       See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                        Years Ended
                                                                        December 31,
                                                                   2002         2001
                                                                          (Restated)

Revenues:
   Rental income                                                $ 1,120     $ 1,108
   Other income                                                      96         108
   Casualty gain (Note C)                                            31          --
       Total revenues                                             1,247       1,216

Expenses:
   Operating                                                        419         505
   General and administrative                                       162         163
   Depreciation                                                     268         256
   Interest                                                         293         281
   Property taxes                                                    77          68
       Total expenses                                             1,219       1,273

Net income (loss) (Note F)                                        $ 28       $ (57)

Net income (loss) allocated to general partner (1%)               $ --       $ (1)
Net income (loss) allocated to limited partners (99%)                28         (56)
                                                                  $ 28       $ (57)

Net income (loss) per Unit of Depositary Receipt                 $ 0.22     $ (0.43)

Distributions per Unit of Depositary Receipt                     $ 1.49     $ 13.38


                       See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                                                               Unitholders
                                       Units of                 Units of
                                      Depositary    General    Depositary
                                        Receipt     Partner      Receipt      Total
                                                                (Note A)

Original capital contributions          129,266       $ 1        $32,317     $32,318

Partners' deficit at
   December 31, 2000                    128,810      $ (250)      $ (87)      $ (337)

Distributions to partners                    --         (17)      (1,723)     (1,740)

Net loss for the year ended
   December 31, 2001                         --          (1)         (56)        (57)

Partners' deficit at
   December 31, 2001                    128,810        (268)      (1,866)     (2,134)

Distributions to partners                    --          (2)        (192)       (194)

Net income for the year ended
   December 31, 2002                         --          --           28          28

Partners' deficit at
   December 31, 2002                    128,810     $ (270)      $(2,030)    $(2,300)

                         See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended
                                                                    December 31,
                                                                    2002         2001
Cash flows from operating activities:
  Net income (loss)                                            $     28     $    (57)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                     268          256
   Amortization of loan costs                                        11           13
   Loss on early extinguishment of debt                              --           35
   Casualty gain                                                    (31)          --
   Change in accounts:
      Receivables and deposits                                       (2)         104
      Other assets                                                  (24)          26
      Accounts payable                                               41          (29)
      Tenant security deposit liabilities                             4            1
      Other liabilities                                              38            8
       Net cash provided by operating activities                    333          357

Cash flows from investing activities:
  Property improvements and replacements                           (193)        (190)
  Insurance proceeds received                                        38           --
  Net withdrawals from restricted escrows                            28          153
       Net cash used in investing activities                       (127)         (37)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (90)         (49)
  Loan costs paid                                                    (4)        (142)
  Proceeds from mortgage note payable                                --        3,875
  Repayment of mortgage note payable                                 --       (2,312)
  Distributions to partners                                        (194)      (1,740)
       Net cash used in financing activities                       (288)        (368)

Net decrease in cash and cash equivalents                           (82)         (48)

Cash and cash equivalents at beginning of year                      117          165

Cash and cash equivalents at end of year                       $     35     $    117

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    283     $    223

                       See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Summary of Significant Accounting Policies

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to operate and hold commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' deficit is herein represented as an interest of the Unitholders. The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to that date. As of December 31, 2002, the Partnership owns one residential property, which is located in Missouri.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $28,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the buildings and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Investment Property

The Partnership's investment property consists of one apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2002 and 2001, no adjustments for impairment of value were recorded.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $12,000 in 2002 compared to 2001.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $4,140,000 at December 31, 2002.

Leases

The Partnership generally leases apartment units for one year or less. The Partnership recognizes income as earned on its residential leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs

Loan costs are approximately $146,000, net of accumulated amortization of approximately $17,000, at December 31, 2002, and are amortized using the straight-line method over the life of the related mortgage note. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $7,000 for each of the years 2003 through 2007.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense was approximately $34,000 and $33,000 for the years ended December 31, 2002 and 2001, respectively.

Units of Depositary Receipt

The Corporate Limited Partner, an affiliate of the General Partner, serves as a depositary of the Units. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the Unitholders to certain economic benefits, allocations and distributions of the Partnership. For this reason, Partners' deficit is herein represented as an interest of the Unitholder.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Reclassifications

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have any effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $35,000 at Cedar Brooke Apartments in 2001 in operations as interest expense.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $40,000 and $37,000 were incurred to the General Partner and its affiliates for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and other liabilities.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $59,000 and $62,000 for the years ended December 31, 2002 and 2001, respectively. In addition the Partnership paid approximately $18,000 in additional fees during the year ended December 31, 2001 related to under billings in fees for both the residential and commercial properties owned by the Partnership during 2000 and 1999. These amounts are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $77,000 and $169,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $10,000 and $112,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property.

For services provided in connection with the refinancing of Cedar Brooke Apartments, the General Partner was paid approximately $39,000 during the year ended December 31, 2001. These costs were capitalized as loan costs and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $11,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,199 limited partnership units in the Partnership representing 54.50% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.50% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Casualty Event

In January 2002, Cedar Brooke Apartments experienced a fire. The property suffered damages of approximately $38,000 and lost rents of approximately $7,000. Insurance proceeds of approximately $38,000 were received during the year ended December 31, 2002 to cover the damages and insurance proceeds of approximately $7,000 were received to cover the lost rents, which are included in rental income. The Partnership recognized a casualty gain of approximately $31,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $7,000 in undepreciated damaged assets.

Note D - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                             Principal     Monthly                          Principal
                             Balance At    Payment    Stated                 Balance
                            December 31,  Including  Interest   Maturity      Due At
Property                        2002      Interest     Rate       Date       Maturity
                                (in thousands)                            (in thousands)
Cedar Brooke Apartments
  1st mortgage                 $3,749       $ 31       7.44%     07/21         $ --

On June 28, 2001, the Partnership refinanced the mortgage encumbering Cedar Brooke Apartments. The refinancing replaced indebtedness of approximately $2,312,000 with a new mortgage in the amount of $3,875,000. The new mortgage carries a stated interest rate of 7.44% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021 at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $142,000 for the year ended December 31, 2001. Approximately $4,000 of additional loan costs were capitalized during the year ended December 31, 2002.

The mortgage note is non-recourse and is secured by pledge of the investment property and by pledge of revenues from the investment property. The note requires prepayment penalties if repaid prior to maturity and prohibits resale of the investment property subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002 are as follows (in thousands):

                             2003                 $ 97
                             2004                   105
                             2005                   113
                             2006                   121
                             2007                   131
                          Thereafter              3,182
                                                 $3,749

Note E - Investment Property and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                        Buildings         Net Cost
                                                        and Related      Capitalized
                                                         Personal       Subsequent to
Description                  Encumbrances     Land       Property        Acquisition
                            (in thousands)                              (in thousands)
Cedar Brooke Apartments         $3,749       $ 275        $4,040            $ 833




                         Gross Amount At Which Carried
                             At December 31, 2002
                                (in thousands)


                                   Buildings
                                  And Related
                                   Personal            Accumulated    Date    Depreciable
Description                Land    Property    Total  Depreciation  Acquired     Life
                                                      (in thousands)

Cedar Brooke Apartments   $ 213     $4,935    $5,148     $3,693     02/27/87   5-30 yrs

Reconciliation of "investment property and accumulated depreciation":

                                           Years Ended December 31,
                                              2002           2001
                                                (in thousands)
Real Estate
Balance at beginning of year                $ 4,986         $ 4,796
   Disposal of property                         (31)            --
   Property improvements                        193             190
Balance at end of year                      $ 5,148         $ 4,986
Accumulated Depreciation
Balance at beginning of year                $ 3,449         $ 3,193
   Disposal of property                         (24)             --
   Additions charged to expense                 268             256
Balance at end of year                      $ 3,693         $ 3,449

The aggregate cost of the Partnership's investment property for Federal income tax purposes at December 31, 2002 and 2001, respectively, is approximately $5,486,000 and $5,320,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, respectively, is approximately $3,398,000 and $3,121,000.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                             2002            2001

Net income (loss) as reported                 $ 28          $ (57)
Add (deduct):
   Depreciation differences                      (9)           (42)
   Unearned income                               13             (5)
   Other                                         (9)            55
   Accruals and prepaids                         (3)             2

Federal taxable income (loss)                $ 20           $ (47)

Federal taxable income (loss) per
   unit of Depositary Receipt                $ .16          $ (.36)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                       $(2,300)
Land and buildings                                    338
Accumulated depreciation                              295
Syndication and distribution costs                  3,825
Other                                                 116
   Net assets - Federal tax basis                 $ 2,274

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

The names of the director and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and director.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $30,000 and non-audit services (principally tax-related) of approximately $13,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of December 31, 2002, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                               Number of          Percent
                     Entity                      Units            of Total

      Insignia Properties LP (1)                12,146.0            9.43%
         (an affiliate of AIMCO)
      Madison River Properties LLC (1)          14,061.5           10.92%
         (an affiliate of AIMCO)
      AIMCO Properties LP (2)                   43,991.5           34.15%
         (an affiliate of AIMCO)

(1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

(2) Entity is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

      Except as noted below, neither CEI nor the director or any of the officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2002, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $40,000 and $37,000 were incurred to the General Partner and its affiliates for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and other liabilities.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $59,000 and $62,000 for the years ended December 31, 2002 and 2001, respectively. In addition the Partnership paid approximately $18,000 in additional fees during the year ended December 31, 2001 related to under billings in fees for both the residential and commercial properties owned by the Partnership during 2000 and 1999. These amounts are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $77,000 and $169,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $10,000 and $112,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property.

For services provided in connection with the refinancing of Cedar Brooke Apartments, the General Partner was paid approximately $39,000 during the year ended December 31, 2001. These costs were capitalized as loan costs and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $11,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,199 limited partnership units in the Partnership representing 54.50% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.50% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

                  None.

Item 14.  Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                   Date:  March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 31, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 31, 2003
Thomas C. Novosel             and Chief Accounting Officer




                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Johnstown/Consolidated Income Partners;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                        /s/Patrick J. Foye
                        Patrick J. Foye
                        Executive  Vice  President  of  ConCap  Equities,  Inc.,
                        equivalent  of  the  chief  executive   officer  of  the
                        Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Johnstown/Consolidated Income Partners;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                        /s/Paul J. McAuliffe
                        Paul J. McAuliffe
                        Executive Vice President and Chief Financial  Officer of
                        ConCap   Equities,   Inc.,   equivalent   of  the  chief
                        financial officer of the Partnership




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

10.31 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24,
              1995).

10.40 Multifamily Note dated June 27, 2001, by and between Johnstown/Consolidated Income Partners, a California limited partnership, and GMAC Commercial Mortgage Corporation relating to Cedar Brooke Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30,
              2001).

99   Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.