Form 10QSB
period 2003-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2003-05-15
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                    For the transition period from _________to _________

                         Commission file number 0-16010


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
             (Exact Name of Registrant as Specified in Its Charter)



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




                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                              $   113
   Receivables and deposits                                                     3
   Other assets                                                               149
   Investment property:
      Land                                                $    213
      Buildings and related personal property                4,946
                                                             5,159
      Less accumulated depreciation                         (3,762)         1,397
                                                                          $ 1,662
Liabilities and Partners' Deficit
   Accounts payable                                                       $     6
   Tenant security deposit liabilities                                         45
   Due to affiliates                                                           38
   Accrued property taxes                                                      18
   Other liabilities                                                          148
   Mortgage note payable                                                    3,725

Partners' Deficit
   General partner                                         $  (270)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      outstanding)                                          (2,048)        (2,318)
                                                                          $ 1,662



                       See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                              2003           2002
Revenues:
   Rental income                                              $ 274         $ 282
   Other income                                                  36             20
      Total revenues                                            310            302

Expenses:
   Operating                                                    126             93
   General and administrative                                    42             50
   Depreciation                                                  69             66
   Interest                                                      73             74
   Property taxes                                                18             19
      Total expenses                                            328            302

Net loss                                                      $ (18)         $ --

Net loss allocated to general partner (1%)                    $ --           $ --
Net loss allocated to limited partners (99%)                    (18)            --
                                                              $ (18)         $ --

Net loss per Unit of Depositary Receipt                      $(0.14)         $ --

                       See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2002                 128,810      $  (270)    $(2,030)      $(2,300)

Net loss for the three months
   ended March 31, 2003                   --           --         (18)          (18)

Partners' deficit at
   March 31, 2003                    128,810      $  (270)    $(2,048)      $(2,318)

                       See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                      2003      2002
Cash flows from operating activities:
  Net loss                                                        $ (18)        $ --
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     69           66
     Amortization of loan costs                                        3            3
     Change in accounts:
      Receivables and deposits                                         8            3
      Other assets                                                     6          (17)
      Accounts payable                                               (41)           6
      Due to affiliates                                               38           --
      Tenant security deposit liabilities                              1            1
      Accrued property taxes                                          18           15
      Other liabilities                                               29            2
        Net cash provided by operating activities                    113           79

Cash flows used in investing activities:
  Property improvements and replacements                             (11)         (16)

Cash flows from financing activities:
  Payments on mortgage note payable                                  (24)         (22)
  Advance from affiliate                                              18           --
  Payments on advance from affiliate                                 (18)          --
        Net cash used in financing activities                        (24)         (22)

Net increase in cash and cash equivalents                             78           41

Cash and cash equivalents at beginning of period                      35          117

Cash and cash equivalents at end of period                        $ 113        $ 158

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 70         $ 71


                       See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $8,000 were incurred to the General Partner and its affiliates for each of the three months ended March 31, 2003 and 2002, which are included in general and administrative expenses and due to affiliates.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $16,000 and $15,000 for the three months ended March 31, 2003 and 2002, respectively. These amounts are included in operating expenses.

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $23,000 and $26,000 for the three months ended March 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property. There were no such construction management service fees incurred during the three months ended March 31, 2002. These reimbursements of accountable administrative expenses are included in general and administrative expenses, investment property, and due to affiliates.

In accordance with the Partnership Agreement, the General Partner loaned the Partnership approximately $18,000 to fund a real estate tax bill at Cedar Brook Apartments. Interest accrued at the prime rate plus 2% (6.25% at March 31, 2003). Interest expense was less than $1,000 for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Partnership repaid the loan plus the related accrued interest with cash from operations. There were no loans made by the General Partner to the Partnership during the three months ended March 31, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $14,000 and $17,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2003 and 2002.

                                                   Average Occupancy
      Property                                      2003       2002

      Cedar Brooke Apartments                       97%        97%
         Independence, Missouri

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $18,000, compared to zero net income for the three months ended March 31, 2002. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to an increase in operating expenses, partially offset by a decrease in general and administrative expenses. Interest, depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in maintenance expense, as a result of a decrease in the capitalization of certain direct and indirect project costs, primarily payroll related costs at Cedar Brooke Apartments, insurance expense, payroll related expenses, and advertising expense at the property. General and administrative expenses decreased primarily due to a decrease in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are asset management fees earned by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in other income, partially offset by a decrease in rental income. Other income increased due to increases in utility reimbursements and lease cancellation fees at the Partnership's investment property. Rental income decreased due to an increase in bad debt expense, partially offset by an increase in the average rental rates at Cedar Brooke Apartments.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $113,000, compared to approximately $158,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $78,000, from the Partnership's fiscal year ended December 31, 2002, is due to approximately $113,000 of cash provided by operating activities, partially offset by approximately $24,000 of cash used in financing activities and approximately $11,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property and the repayment of an advance from an affiliate of the General Partner, partially offset by an advance from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2003, the Partnership completed approximately $11,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roofing upgrades, structural improvements, and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. The mortgage indebtedness on Cedar Brooke Apartments of $3,725,000, which carries a stated interest rate of 7.44%, requires monthly payments of principal and interest until the loan matures on July 1, 2021, at which time the loan will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2017. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

There were no distributions to the partners during the three months ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,199 limited partnership units (the "Units") in the Partnership representing 54.50% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.50% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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

                                  Date:   May 15, 2003

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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 15, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.