Form 10QSB
period 2003-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2003-08-13
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                              $   96
   Receivables and deposits                                                    6
   Other assets                                                              157
   Investment property:
      Land                                                $    213
      Buildings and related personal property                4,969
                                                             5,182
      Less accumulated depreciation                         (3,833)        1,349
                                                                         $ 1,608
Liabilities and Partners' Deficit
   Tenant security deposit liabilities                                   $    43
   Accrued property taxes                                                     36
   Other liabilities                                                         139
   Mortgage note payable                                                   3,701

Partners' Deficit
   General partner                                         $  (270)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      outstanding)                                          (2,041)      (2,311)
                                                                        $ 1,608



                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                          2003         2002         2003         2002

Revenues:
  Rental income                          $ 282        $ 285         $ 556       $ 567
  Other income                               27           20            63          40
  Casualty gain (Note C)                     --           11            --          11
       Total revenues                       309          316           619         618
Expenses:
  Operating                                 102          104           228         197
  General and administrative                 40           31            82          81
  Depreciation                               71           67           140         133
  Interest                                   71           73           144         147
  Property taxes                             18           19            36          38
      Total expenses                        302          294           630         596

     Net income (loss)                    $ 7          $ 22         $ (11)       $ 22

Net income (loss) allocated to
  general partner (1%)                    $ --         $ --         $ --         $ --

Net income (loss) allocated to
  limited partners (99%)                      7           22           (11)         22
                                          $ 7          $ 22         $ (11)       $ 22
Net income (loss) per Unit of
  Depositary Receipt                     $ 0.05       $ 0.17       $ (0.09)     $ 0.17
Distributions per Unit of
  Depositary Receipt                      $ --        $ 0.92        $ --        $ 0.92

                   See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2002                 128,810      $  (270)    $(2,030)      $(2,300)

Net loss for the six months
   ended June 30, 2003                    --           --         (11)          (11)

Partners' deficit at
   June 30, 2003                     128,810      $  (270)    $(2,041)      $(2,311)

                   See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (11)       $ 22
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     140          133
   Amortization of loan costs                                         5            6
   Casualty gain                                                     --          (11)
   Change in accounts:
      Receivables and deposits                                        5           (4)
      Other assets                                                   (4)         (10)
      Accounts payable                                              (47)          (2)
      Tenant security deposit liabilities                            (1)           1
      Accrued property taxes                                         36           33
      Other liabilities                                              20           36
       Net cash provided by operating activities                    143          204

Cash flows used in investing activities:
  Property improvements and replacements                            (34)         (71)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (48)         (44)
  Advance from affiliate                                             18           --
  Payments on advance from affiliate                                (18)          --
  Distributions to partners                                          --         (119)
       Net cash used in financing activities                        (48)        (163)

Net increase (decrease) in cash and cash equivalents                 61          (30)

Cash and cash equivalents at beginning of period                     35          117

Cash and cash equivalents at end of period                        $ 96        $ 87

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 139        $ 142

At June 30, 2002, receivables and deposits and cash flows from investing activities were adjusted by approximately $38,000 for non-cash activity related to insurance proceeds received which were held on deposit with the mortgage lender.

                   See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $14,000 were incurred to the General Partner and its affiliates for each of the six months ended June 30, 2003 and 2002, which are included in general and administrative expenses.

During the six months ended June 30, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $31,000 and $30,000 for the six months ended June 30, 2003 and 2002, respectively. These amounts are included in operating expenses.

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $42,000 and $40,000 for the six months ended June 30, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 for the six months ended June 30, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property. There were no such construction management service fees incurred during the six months ended June 30, 2002. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property.

In accordance with the Partnership Agreement, during the six months ended June 30, 2003, the General Partner loaned the Partnership approximately $18,000 to fund a real estate tax bill at Cedar Brooke Apartments. Interest accrued at the prime rate plus 2% (6.00% at June 30, 2003). Interest expense was less than $1,000 for the six months ended June 30, 2003. During the six months ended June 30, 2003, the Partnership repaid the loan plus the related accrued interest with cash from operations. There were no loans made by the General Partner to the Partnership during the six months ended June 30, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In January 2002, Cedar Brooke Apartments experienced a fire. The property suffered damages of approximately $42,000. Insurance proceeds of approximately $38,000 were received during the six months ended June 30, 2002 to cover the damages and were on deposit with the mortgage lender at June 30, 2002. The proceeds were released to the property during the third quarter of 2002. The Partnership recognized a casualty gain of approximately $11,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $27,000 in undepreciated damaged assets.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2003 and 2002.

                                                   Average Occupancy
      Property                                      2003       2002

      Cedar Brooke Apartments                       97%        96%
         Independence, Missouri

Results of Operations

The Partnership's net income for the three months ended June 30, 2003 was approximately $7,000 as compared to net income of approximately $22,000 for the three months ended June 30, 2002. The Partnership's net loss for the six months ended June 30, 2003 was approximately $11,000 as compared to net income of approximately $22,000 for the six months ended June 30, 2002. The decrease in net income for the three months ended June 30, 2003 is due to an increase in total expenses and a decrease in total revenues. The decrease in net income for the six months ended June 30, 2003 is due to an increase in total expenses, while total revenues remained relatively constant.

The increase in total expenses for the three months ended June 30, 2003 is due to increases in both general and administrative and depreciation expense. The increase in total expenses for the six months ended June 30, 2003 is due to increases in both operating and depreciation expense. Operating expenses remained relatively constant for the three months ended June 30, 2003. General and administrative expenses remained relatively constant for the six months ended June 30, 2003. Both interest and property tax expense remained relatively constant for the three and six months ended June 30, 2003 and 2002. Operating expenses increased for the six months ended June 30, 2003 primarily due to increases in advertising, insurance, and payroll related expenses at the investment property. The increase in depreciation expense for both the three and six months ended June 30, 2003 is due to property improvements and replacements placed into service during the past twelve months. General and administrative expenses increased for the three months ended June 30, 2003 primarily due to an increase in the management reimbursements to the General Partner as allowed under the Partnership Agreement and an increase in professional expenses associated with the management of the Partnership. Included in general and administrative expenses for the three and six months ended June 30, 2003 and 2002 are asset management fees earned by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended June 30, 2003 is due to the recognition of a casualty gain at the investment property during 2002 (as discussed below), partially offset by an increase in other income. Rental income remained relatively constant for the three months ended June 30, 2003. Total revenues remained relatively constant for the six months ended June 30, 2003 as decreases in both rental income and the recognition of a casualty gain were offset by an increase in other income. Other income increased primarily due to increases in utility reimbursements and lease cancellation fees at the Partnership's investment property. The decrease in rental income for the six months ended June 30, 2003 is primarily due to increased concessions and bad debt expense, partially offset by the increases in occupancy and the average rental rate at the property.

In January 2002, Cedar Brooke Apartments experienced a fire. The property suffered damages of approximately $42,000. Insurance proceeds of approximately $38,000 were received during the six months ended June 30, 2002 to cover the damages and were on deposit with the mortgage lender at June 30, 2002. The proceeds were released to the property during the third quarter of 2002. The Partnership recognized a casualty gain of approximately $11,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $27,000 in undepreciated damaged assets.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $96,000, compared to approximately $87,000 at June 30, 2002. The increase in cash and cash equivalents of approximately $61,000, from the Partnership's year ended December 31, 2002, is due to approximately $143,000 of cash provided by operating activities, partially offset by approximately $48,000 of cash used in financing activities and approximately $34,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property and the repayment of an advance from an affiliate of the General Partner, partially offset by an advance from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2003, the Partnership completed approximately $34,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of major landscaping and appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $23,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roofing upgrades, structural improvements, and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. The mortgage indebtedness on Cedar Brooke Apartments of approximately $3,701,000, which carries a stated interest rate of 7.44%, requires monthly payments of principal and interest until the loan matures on July 1, 2021, at which time the loan is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2017. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                      Six Months      Per Unit of       Six Months      Per Unit of
                        Ended          Depositary         Ended          Depositary
                    June 30, 2003       Receipt       June 30, 2002       Receipt

Refinancing
 Proceeds (1)          $   --           $   --           $   49            $ 0.38
Operations                 --               --               70              0.54
                       $   --           $   --           $  119            $ 0.92

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,199 limited partnership units in the Partnership representing 54.50% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.50% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  3.2 Amended and Restated Partnership Agreement dated July 16, 1986 is incorporated by reference to Exhibit A to the Prospectus of the Registration Statement dated June 20, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules
                        13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules
                        13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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

                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.    I   have   reviewed   this   quarterly    report   on   Form   10-QSB   of
      Johnstown/Consolidated Income Partners;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of ConCap Equities,
                                    Inc., equivalent of the chief executive
                                    officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.    I   have   reviewed   this   quarterly    report   on   Form   10-QSB   of
      Johnstown/Consolidated Income Partners;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap Equities, Inc., equivalent
                                    of the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.