Form 10QSB
period 2003-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2003-11-13
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                              $    59
   Receivables and deposits                                                    21
   Other assets                                                               178
   Investment property:
      Land                                                $    213
      Buildings and related personal property                4,993
                                                             5,206
      Less accumulated depreciation                         (3,902)         1,304
                                                                          $ 1,562
Liabilities and Partners' Deficit
   Accounts payable                                                       $    39
   Tenant security deposit liabilities                                         43
   Accrued property taxes                                                      54
   Other liabilities                                                          129
   Mortgage note payable                                                    3,677

Partners' Deficit
   General partner                                         $  (271)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      outstanding)                                          (2,109)        (2,380)
                                                                          $ 1,562


                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                          2003         2002         2003         2002


Revenues:
  Rental income                          $ 283        $ 260         $ 839       $ 827
  Other income                               36           31            99          71
  Casualty gain (Note C)                     --           --            --          11
       Total revenues                       319          291           938         909

Expenses:
  Operating                                 136           93           364         290
  General and administrative                 47           47           129         128
  Depreciation                               69           65           209         198
  Interest                                   68           74           212         221
  Property taxes                             18           18            54          56
      Total expenses                        338          297           968         893

     Net (loss) income                   $ (19)        $ (6)        $ (30)       $ 16

Net loss allocated to
  general partner (1%)                    $ --         $ --         $ --         $ --

Net (loss) income allocated to
  limited partners (99%)                    (19)          (6)          (30)         16
                                         $ (19)        $ (6)        $ (30)       $ 16
Net (loss) income per Unit of
  Depositary Receipt                    $ (0.14)     $ (0.05)      $ (0.23)     $ 0.12
Distributions per Unit of
  Depositary Receipt                     $ 0.38        $ --        $ 0.38       $ 0.92


                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2002                 128,810      $  (270)    $(2,030)      $(2,300)

Distributions to partners                              (1)        (49)          (50)

Net loss for the nine months
   ended September 30, 2003               --           --         (30)          (30)

Partners' deficit at
   September 30, 2003                128,810      $  (271)    $(2,109)      $(2,380)

                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2003      2002
Cash flows from operating activities:
  Net (loss) income                                              $ (30)       $ 16
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     209          198
   Amortization of loan costs                                         5            9
   Casualty gain                                                     --          (11)
   Change in accounts:
      Receivables and deposits                                      (10)           1
      Other assets                                                  (25)         (10)
      Accounts payable                                               (8)           5
      Tenant security deposit liabilities                            (1)           4
      Accrued property taxes                                         54           51
      Other liabilities                                              10           57
       Net cash provided by operating activities                    204          320

Cash flows from investing activities:
  Property improvements and replacements                            (58)        (130)
  Insurance proceeds received                                        --           38
       Net cash used in investing activities                        (58)         (92)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (72)         (67)
  Advances from affiliate                                            18           --
  Payments on advances from affiliate                               (18)          --
  Distributions to partners                                         (50)        (119)
       Net cash used in financing activities                       (122)        (186)

Net increase in cash and cash equivalents                            24           42

Cash and cash equivalents at beginning of period                     35          117

Cash and cash equivalents at end of period                        $ 59        $ 159

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 208        $ 213

                   See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $35,000 and $34,000 were incurred to the General Partner and its affiliates for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $46,000 and $45,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $58,000 and $57,000 for the nine months ended September 30, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 and $4,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2003, the General Partner loaned the Partnership approximately $18,000 to fund a real estate tax bill at Cedar Brooke Apartments. Interest accrued at the prime rate plus 2% (6.00% at September 30, 2003). Interest expense was less than $1,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Partnership repaid the loan plus the related accrued interest with cash from operations. There were no loans made by the General Partner to the Partnership during the nine months ended September 30, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2003 and 2002.

                                                   Average Occupancy
      Property                                      2003       2002

      Cedar Brooke Apartments                       98%        95%
         Independence, Missouri

The General Partner attributes the increase in occupancy at Cedar Brooke Apartments to improved market conditions.

Results of Operations

The Partnership's net loss for the three months ended September 30, 2003 was approximately $19,000 as compared to a net loss of approximately $6,000 for the three months ended September 30, 2002. The Partnership's net loss for the nine months ended September 30, 2003 was approximately $30,000 as compared to net income of approximately $16,000 for the nine months ended September 30, 2002. The increase in net loss for the three months ended September 30, 2003 and the decrease in net income for the nine months ended September 30, 2003 is due to an increase in total expenses, partially offset by an increase in total revenues.

The increase in total expenses for the three and nine months ended September 30, 2003 is due to increases in operating and depreciation expenses, partially offset by a decrease in interest expense. Property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased due to increases in advertising, insurance and payroll related expenses at Cedar Brooke Apartments. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months. Interest expense decreased due to scheduled principal payments made on the mortgage encumbering the Partnership's investment property, reducing the carrying balance of the loan.

General and administrative expenses include management reimbursements to the General Partner as allowed under the Partnership Agreement and professional expenses associated with the management of the Partnership. Included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are asset management fees earned by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three and nine months ended September 30, 2003 due to increases in rental income and other income, partially offset by the recognition of a casualty gain at Cedar Brooke Apartments during 2002 (as discussed below). Rental income increased due to increases in occupancy and the average rental rate at Cedar Brooke Apartments. Other income increased due to increases in utility reimbursements, lease cancellation fees and individual washer/dryer income.

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

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $59,000, compared to approximately $159,000 at September 30, 2002. The increase in cash and cash equivalents of approximately $24,000, from December 31, 2002, is due to approximately $204,000 of cash provided by operating activities, partially offset by approximately $122,000 of cash used in financing activities and approximately $58,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property, distributions to partners and the repayment of an advance from affiliate of the General Partner, partially offset by an advance from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2003, the Partnership completed approximately $58,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of parking area enhancements, major landscaping and appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $2,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. The mortgage indebtedness encumbering Cedar Brooke Apartments of approximately $3,677,000, which carries a stated interest rate of 7.44%, requires monthly payments of principal and interest until the loan matures on July 1, 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                   Nine Months Ended   Per Unit of   Nine Months Ended   Per Unit of
                     September 30,      Depositary     September 30,      Depositary
                          2003           Receipt            2002           Receipt

Refinancing
 Proceeds (1)          $   --             $   --         $   49              $ 0.38
Operations                 50               0.38             70                0.54
                       $   50             $ 0.38         $  119              $ 0.92

(1)Remaining proceeds from the June 2001 refinancing of Cedar Brooke Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 70,199 limited partnership units in the Partnership representing 54.50% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 13, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 58,611 Units for a purchase price of $4.49 per Unit. Such offer expires on December 12, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.50% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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

                                    Date: November 13, 2003

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




Date: November 13, 2003

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




Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.