Form 10KSB
period 2003-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2004-03-29
CIK 787621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year:  $1,242,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. The Partnership is engaged in the business of operating and holding real estate properties for investment. On June 20, 1986, the Partnership commenced a public offering for the sale of $150,000,000 of units (the "Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,317,000 to the Partnership. By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four properties, five mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the general partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. Since its initial offering, the Registrant has not received, nor are Unitholders required to make, additional capital contributions. As of December 31, 2003, the Partnership held and operated one residential property. (See "Item 2. Description of Property").

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

Cedar Brooke Apartments          02/27/87     Fee ownership subject       Apartment
  Independence, Missouri                      to first mortgage           158 units

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis:

                        Gross
                       Carrying   Accumulated   Depreciable     Method of         Federal
Property                Value    Depreciation      Life       Depreciation       Tax Basis
                           (in thousands)                                     (in thousands)

Cedar Brooke
 Apartments             $5,220      $3,972       5-30 yrs          S/L            $1,841

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                             Principal                                     Principal
                            Balance At                                      Balance
                           December 31,   Interest    Period   Maturity      Due At
Property                     2003 (2)       Rate    Amortized    Date       Maturity
                         (in thousands)
Cedar Brooke Apartments
  1st mortgage                $3,652       7.44%     20 years    07/21      $ -- (1)

(1) The principal balance is due to mature on July 1, 2021, at which time the loan is scheduled to be fully amortized.

(2) See "Note D - Mortgage Note Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2003 and 2002 for the property were as follows:

                                       Average Annual                  Average
                                        Rental Rate                   Occupancy
                                         (per unit)
Property                          2003              2002             2003   2002
Cedar Brooke Apartments          $7,549            $7,438            97%    96%

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2003 for the property were as follows:

                                             2003            2003
                                            Billing          Rate
                                        (in thousands)

      Cedar Brooke Apartments                $ 77            7.24%

Capital Improvements

During the year ended December 31, 2003, the Partnership completed approximately $72,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of parking area upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $87,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital improvements planned for the year ended 2004 at the Partnership's property will be made only to the extent of cash available from operations and Partnership's reserves.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                     PART II

      Item 5. Market for the Registrant's Units of Depositary Receipt and
                         Related Security Holder Matters

No established public trading market for the units of depositary receipt (the "Units") exists nor is one expected to develop. As of December 31, 2003, there are 1,289 holders of record owning an aggregate of 128,810 Units of Depositary Receipt. Affiliates of the General Partner held 72,381 Units or 56.19% as of December 31, 2003.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                      Year Ended     Per Unit of      Year Ended       Per Unit of
                     December 31,     Depositary     December 31,       Depositary
                          2003         Receipt           2002            Receipt
Refinancing
 Proceeds (1)          $   --            $   --         $   49             $ 0.38
Operations                 50              0.38            145               1.11
                       $   50            $ 0.38         $  194             $ 1.49

(1) Remaining proceeds from the June 2001 refinancing of the mortgage encumbering Cedar Brooke Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,381 Units in the Partnership representing 56.19% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $51,000 as compared to net income of approximately $28,000 for the year ended December 31, 2002. The decrease in net income is due to an increase in total expenses. Total revenues remained relatively constant for the comparable periods. The increase in total expenses is due to increases in operating, depreciation and general and administrative expenses, partially offset by a decrease in interest expense. Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to an increase in insurance expense as a result of an adjustment recorded in 2002 to correct for an overaccrual in a prior year and a routine lead-based paint assessment conducted in 2003 to comply with regulations discussed in "Item 1. Description of Business". The increase in depreciation expense is due to an increase in depreciable assets resulting from property improvements and replacements placed into service during the past twelve months. The decrease in interest expense is a result of scheduled principal payments which reduced the carrying balance of the loan encumbering the property. General and administrative expenses increased primarily due to an increase in asset management fees paid to the General Partner as allowed under the Partnership Agreement and an increase in the cost of services included in management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the comparable periods, as an increase in other income was offset by a decrease in rental income and the recognition of a casualty gain during the year ended December 31, 2002. Other income increased primarily due to increases in utility reimbursements and lease cancellation fees at Cedar Brooke Apartments. The decrease in rental income is primarily due to increases in concessions and bad debt expense, partially offset by increases in occupancy and the average rental rate at the property.

The casualty gain recognized during 2002 is a result of a January 2002 fire which occurred at Cedar Brooke Apartments. The property suffered damages of approximately $38,000 and lost rents of approximately $7,000. Insurance proceeds of approximately $38,000 were received during the year ended December 31, 2002 to cover the damages and insurance proceeds of approximately $7,000 were received to cover the lost rents, which are included in rental income. The Partnership recognized a casualty gain of approximately $31,000 resulting from the receipt of $38,000 in insurance proceeds net of the write-off of approximately $7,000 in undepreciated damaged assets.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $79,000, compared to approximately $35,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $44,000 is due to approximately $263,000 of cash provided by operating activities, partially offset by approximately $147,000 of cash used in financing activities and approximately $72,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to partners, payments of principal on the mortgage encumbering the Partnership's investment property, and the repayment of an advance from an affiliate of the General Partner, partially offset by an advance from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of its property for the upcoming year and currently expects to budget approximately $87,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. The mortgage indebtedness encumbering Cedar Brooke Apartments of approximately $3,652,000, which carries a stated interest rate of 7.44%, requires monthly payments of principal and interest until the loan matures on July 1, 2021, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                      Year Ended     Per Unit of      Year Ended       Per Unit of
                     December 31,     Depositary     December 31,       Depositary
                          2003         Receipt           2002            Receipt

Refinancing
 Proceeds (1)          $   --            $   --         $   49             $ 0.38
Operations                 50              0.38            145               1.11
                       $   50            $ 0.38         $  194             $ 1.49

(1) Remaining proceeds from the June 2001 refinancing of the mortgage encumbering Cedar Brooke Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancing, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,381 units of depositary receipt (the "Units") in the Partnership representing 56.19% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS


      Report of Ernst and Young, LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors






To the Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003





  Assets
    Cash and cash equivalents                                               $    79
    Receivables and deposits                                                     11
    Other assets                                                                158
    Investment property (Notes D and E):
       Land                                                    $    213
       Buildings and related personal property                    5,007
                                                                  5,220
       Less accumulated depreciation                             (3,972)      1,248
                                                                            $ 1,496

  Liabilities and Partners' Deficit
  Liabilities
    Accounts payable                                                        $    42
    Tenant security deposit liabilities                                          41
    Other liabilities                                                           162
    Mortgage note payable (Note D)                                            3,652

  Partners' Deficit
     General partner                                           $   (272)
     Corporate limited partner on behalf of the
       Unitholders (128,810 units issued and
       outstanding)                                              (2,129)     (2,401)
                                                                            $ 1,496

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                     Years Ended
                                                                    December 31,
                                                                    2003      2002

Revenues:
   Rental income                                                $ 1,099     $ 1,120
   Other income                                                     143          96
   Casualty gain (Note C)                                            --          31
       Total revenues                                             1,242       1,247

Expenses:
   Operating                                                        478         419
   General and administrative                                       176         162
   Depreciation                                                     279         268
   Interest                                                         282         293
   Property taxes                                                    78          77
       Total expenses                                             1,293       1,219

Net (loss) income (Note F)                                       $ (51)      $ 28

Net (loss) income allocated to general partner (1%)               $ (1)      $ --
Net (loss) income allocated to limited partners (99%)               (50)         28
                                                                 $ (51)      $ 28

Net (loss) income per Unit of Depositary Receipt                 $ (0.39)    $ 0.22

Distributions per Unit of Depositary Receipt                     $ 0.38      $ 1.49


                See Accompanying Notes to Financial Statements


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                                                                     Unitholders
                                       Units of                 Units of
                                      Depositary    General    Depositary
                                        Receipt     Partner      Receipt      Total
                                                                        (Note A)
Original capital contributions          129,266       $ 1        $32,317     $32,318

Partners' deficit at
   December 31, 2001                    128,810      $ (268)     $(1,866)    $(2,134)

Distributions to partners                    --          (2)        (192)       (194)

Net income for the year ended
   December 31, 2002                         --          --           28          28

Partners' deficit at
   December 31, 2002                    128,810        (270)      (2,030)     (2,300)

Distributions to partners                    --          (1)         (49)        (50)

Net loss for the year ended
   December 31, 2003                         --          (1)         (50)        (51)

Partners' deficit at
   December 31, 2003                    128,810     $ (272)      $(2,129)    $(2,401)



                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                            $    (51)    $     28
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     279          268
   Amortization of loan costs                                         7           11
   Casualty gain                                                     --          (31)
   Change in accounts:
      Receivables and deposits                                       --           (2)
      Other assets                                                   (7)         (24)
      Accounts payable                                               (5)          41
      Tenant security deposit liabilities                            (3)           4
      Other liabilities                                              43           38
       Net cash provided by operating activities                    263          333

Cash flows from investing activities:
  Property improvements and replacements                            (72)        (193)
  Insurance proceeds received                                        --           38
  Net withdrawals from restricted escrows                            --           28
       Net cash used in investing activities                        (72)        (127)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (97)         (90)
  Loan costs paid                                                    --           (4)
  Advance from affiliate                                             18           --
  Payments on advance from affiliate                                (18)          --
  Distributions to partners                                         (50)        (194)
       Net cash used in financing activities                       (147)        (288)

Net increase (decrease) in cash and cash equivalents                 44          (82)

Cash and cash equivalents at beginning of year                       35          117

Cash and cash equivalents at end of year                       $     79     $     35

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    276     $    283


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Summary of Significant Accounting Policies

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to operate and hold commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' deficit is herein represented as an interest of the Unitholders. The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to that date. As of December 31, 2003, the Partnership owns one residential property, which is located in Missouri.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $41,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Property

The Partnership's investment property consists of one apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2003 and 2002, no adjustments for impairment of value were recorded.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $4,016,000 at December 31, 2003.

Leases

The Partnership generally leases apartment units for one year or less. The Partnership recognizes income as earned on its residential leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Loan Costs

Loan costs are approximately $146,000, net of accumulated amortization of approximately $23,000, at December 31, 2003, and are amortized using the straight-line method over the life of the related mortgage note. Unamortized loan costs are included in other assets. Amortization expense was approximately $7,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively and is included in interest expense. Amortization expense is expected to be approximately $7,000 for each of the years 2004 through 2008.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense was approximately $37,000 and $34,000 for the years ended December 31, 2003 and 2002, respectively.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $48,000 and $40,000 were incurred to the General Partner and its affiliates for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses. Approximately $23,000 in asset management fees are owed to the General Partner and affiliates at December 31, 2003 and are included in other liabilities.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $59,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $82,000 and $77,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 and $10,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. Approximately $13,000 of reimbursements of accountable administrative expenses were owed to affiliates of the General Partner at December 31, 2003 and are included in other liabilities.

In accordance with the Partnership Agreement, during the year ended December 31, 2003, the General Partner loaned the Partnership approximately $18,000 to fund a real estate tax bill at Cedar Brooke Apartments. Interest accrued at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense was less than $1,000 for the year ended December 31, 2003. During the year ended December 31, 2003, the Partnership repaid the loan plus the related accrued interest with cash from operations. There were no loans made by the General Partner to the Partnership during the year ended December 31, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,381 Units in the Partnership representing 56.19% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Note D - Mortgage Note Payable

The terms of the mortgage note payable are as follows:


                             Principal     Monthly                          Principal
                             Balance At    Payment    Stated                 Balance
                            December 31,  Including  Interest   Maturity      Due At
Property                        2003      Interest     Rate       Date       Maturity
                                 (in thousands)
Cedar Brooke Apartments
  1st mortgage                 $3,652       $ 31       7.44%     07/21         $ --

The mortgage note is non-recourse and is secured by pledge of the investment property and by pledge of revenues from the investment property. The note requires prepayment penalties if repaid prior to maturity and prohibits resale of the investment property subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003 are as follows (in thousands):

                             2004                $ 105
                             2005                   113
                             2006                   121
                             2007                   131
                             2008                   141
                          Thereafter              3,041
                                                 $3,652

Note E - Investment Property and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                        Buildings         Net Cost
                                                        and Related      Capitalized
                                                         Personal       Subsequent to
Description                  Encumbrances     Land       Property        Acquisition
                            (in thousands)                              (in thousands)
Cedar Brooke Apartments         $3,652       $ 275        $4,040            $ 905

                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)


                                  Buildings
                                 And Related
                                   Personal            Accumulated    Date    Depreciable
Description                Land    Property    Total  Depreciation  Acquired     Life
                                                     (in thousands)

Cedar Brooke Apartments   $ 213     $5,007    $5,220     $3,972     02/27/87   5-30 yrs

Reconciliation of "investment property and accumulated depreciation":

                                           Years Ended December 31,
                                              2003           2002
                                                (in thousands)
Real Estate
Balance at beginning of year                $ 5,148         $ 4,986
   Disposal of property                          --             (31)
   Property improvements                         72             193
Balance at end of year                      $ 5,220         $ 5,148
Accumulated Depreciation
Balance at beginning of year                $ 3,693         $ 3,449
   Disposal of property                          --             (24)
   Additions charged to expense                 279             268
Balance at end of year                      $ 3,972         $ 3,693

The aggregate cost of the Partnership's investment property for Federal income tax purposes at December 31, 2003 and 2002, respectively, is approximately $5,558,000 and $5,486,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, respectively, is approximately $3,717,000 and $3,398,000.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                             2003            2002

Net (loss) income as reported                $ (51)          $ 28
(Deduct) add:
   Depreciation differences                     (40)            (9)
   Unearned income                               20             13
   Other                                         (5)            (9)
   Accruals and prepaids                         (4)            (3)

Federal taxable (loss) income                $ (80)          $ 20

Federal taxable (loss) income per
   unit of Depositary Receipt               $ (0.61)        $ 0.16

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                    $ (2,401)
Land and buildings                                  338
Accumulated depreciation                            255
Syndication and distribution costs                3,825
Other                                               127
   Net assets - Federal tax basis              $  2,144

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Note H - Subsequent Event

In February 2004, Cedar Brooke Apartments experienced a fire, which caused damage to four units. It is expected that the damages will be covered by insurance proceeds.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The names of the directors and officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President - Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor the officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of December 31, 2003, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

                                               Number of          Percent
                     Entity                      Units            of Total

      AIMCO IPLP, L.P. (formerly known          12,146.0            9.43%
        as Insignia Properties, L.P.)(1)
        (an affiliate of AIMCO)
      Madison River Properties LLC (1)          14,061.5           10.92%
        (an affiliate of AIMCO)
      AIMCO Properties, L.P. (2)                46,173.5           35.84%
        (an affiliate of AIMCO)

      (1) Entity is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

      (2) Entity is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

      Except as noted below, neither CEI nor the directors or any of the officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2003, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $48,000 and $40,000 were incurred to the General Partner and its affiliates for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses on the statements of operations included in "Item 7. Financial Statements". Approximately $23,000 in asset management fees are owed to the General Partner and affiliates at December 31, 2003 and are included in other liabilities on the balance sheet included in "Item 7. Financial Statements".

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $59,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses on the statements of operations included in "Item 7. Financial Statements".

Affiliates of the General Partner were entitled to receive reimbursement of accountable administrative expenses amounting to approximately $82,000 and $77,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment property on the financial statements included in "Item 7. Financial Statements". Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $2,000 and $10,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. Approximately $13,000 of reimbursements of accountable administrative expenses were owed to affiliates of the General Partner at December 31, 2003 and are included in other liabilities on the balance sheet included in "Item 7. Financial Statements".

In accordance with the Partnership Agreement, during the year ended December 31, 2003, the General Partner loaned the Partnership approximately $18,000 to fund a real estate tax bill at Cedar Brooke Apartments. Interest accrued at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense was less than $1,000 for the year ended December 31, 2003. During the year ended December 31, 2003, the Partnership repaid the loan plus the related accrued interest with cash from operations. There were no loans made by the General Partner to the Partnership during the year ended December 31, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,381 units of depositary receipt (the "Units") in the Partnership representing 56.19% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

                  None.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Ernst & Young LLP audit fees of $32,000 and $30,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $6,000 and $13,000, respectively.

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


                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29,2004
Peter K. Kompaniez

/s/Martha L. Long             Senior Vice President         Date: March 29, 2004
Martha L. Long                and Director

/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

Exhibit 31.1
                                  CERTIFICATION

I, Martha L. Long, certify that:


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




Date: March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap Equities,
                                    Inc., equivalent of the chief executive
                                    officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004

                                 /s/Thomas M. Herzog
                                 Thomas M. Herzog
                                 Senior Vice President and Chief Accounting
                                 Officer of ConCap Equities, Inc., equivalent
                                 of the chief financial officer of the
                                 Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004

                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.