Form 10QSB
period 2004-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2004-05-14
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                              $    52
   Receivables and deposits                                                    11
   Other assets                                                               191
   Investment property:
      Land                                                $    213
      Buildings and related personal property                5,019
                                                             5,232
      Less accumulated depreciation                         (4,042)         1,190
                                                                          $ 1,444
Liabilities and Partners' Deficit
   Accounts payable                                                       $     8
   Tenant security deposit liabilities                                         38
   Due to affiliate                                                            72
   Accrued property taxes                                                      20
   Other liabilities                                                          122
   Mortgage note payable                                                    3,626

Partners' Deficit
   General partner                                         $  (272)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      outstanding)                                          (2,170)        (2,442)
                                                                          $ 1,444

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                              2004           2003
Revenues:
   Rental income                                              $ 257         $ 274
   Other income                                                  25             36
      Total revenues                                            282            310

Expenses:
   Operating                                                    126            126
   General and administrative                                    39             42
   Depreciation                                                  70             69
   Interest                                                      69             73
   Property taxes                                                19             18
      Total expenses                                            323            328

Net loss                                                      $ (41)        $ (18)

Net loss allocated to general partner (1%)                    $ --           $ --
Net loss allocated to limited partners (99%)                    (41)           (18)
                                                              $ (41)        $ (18)

Net loss per Unit of Depositary Receipt                      $(0.32)        $(0.14)


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2003                 128,810      $  (272)    $(2,129)      $(2,401)

Net loss for the three months
   ended March 31, 2004                   --           --         (41)          (41)

Partners' deficit at
   March 31, 2004                    128,810      $  (272)    $(2,170)      $(2,442)

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net loss                                                        $ (41)       $ (18)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     70           69
     Amortization of loan costs                                        2            3
     Change in accounts:
      Receivables and deposits                                        --            8
      Other assets                                                   (35)           6
      Accounts payable                                               (34)         (41)
      Due to affiliates                                               65           38
      Tenant security deposit liabilities                             (3)           1
      Accrued property taxes                                          20           18
      Other liabilities                                              (40)          29
        Net cash provided by operating activities                      4          113

Cash flows used in investing activities:
  Property improvements and replacements                             (12)         (11)

Cash flows from financing activities:
  Payments on mortgage note payable                                  (26)         (24)
  Advance from affiliate                                               7           18
  Payments on advance from affiliate                                  --          (18)
        Net cash used in financing activities                        (19)         (24)

Net (decrease) increase in cash and cash equivalents                 (27)          78

Cash and cash equivalents at beginning of period                      79           35

Cash and cash equivalents at end of period                         $ 52        $ 113

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 68         $ 70


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $12,000 and $8,000 were incurred to the General Partner and its affiliates for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administrative expenses. Approximately $35,000 in asset management fees were owed to the General Partner at March 31, 2004 and are included in due to affiliate.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates as compensation approximately $14,000 and $16,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts are included in operating expenses.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $16,000 and $23,000 for the three months ended March 31, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment property. There were no such construction management service fees incurred during the three months ended March 31, 2004. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property. At March 31, 2004, approximately $30,000 are owed to affiliates of the General Partner and are included in due to affiliate.

In accordance with the Partnership Agreement, during the three months ended March 31, 2004, the General Partner loaned the Partnership approximately $7,000 to fund a Partnership audit invoice. Interest accrued at the prime rate plus 2% (6.00% at March 31, 2004). Interest expense was less than $1,000 for the three months ended March 31, 2004. During the three months ended March 31, 2003, the General Partner loaned the Partnership approximately $18,000 to fund a real estate tax bill at Cedar Brooke Apartments. Interest accrued at the prime rate plus 2%. Interest expense was less than $1,000 for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Partnership repaid the loan plus the related accrued interest with cash from operations.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $9,000. The Partnership was charged approximately $14,000 for 2003.

Note C - Casualty Event

On February 26, 2004, a fire occurred at Cedar Brooke Apartments that damaged 4 apartment units. As of March 31, 2004, the Partnership estimates the damage to be approximately $136,000. Reconstruction of the damaged units is underway. However, neither the ultimate cost of reconstruction nor the total insurance proceeds to be received is presently determinable. The General Partner anticipates that when determined, the insurance proceeds received will cover the cost of the damaged units.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2004 and 2003.

                                                   Average Occupancy
      Property                                      2004       2003

      Cedar Brooke Apartments                       89%        97%
         Independence, Missouri

The General Partner attributes the decrease at Cedar Brooke Apartments to the combination of increase in home purchases in the Independence market and the fire that damaged four units during February 2004 (see Note C).

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $41,000, as compared to a net loss of approximately $18,000 for the three months ended March 31, 2003. The increase in net loss is due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues decreased due to decreases in rental income and other income. Rental income decreased due to a decrease in occupancy and the average rental rate at Cedar Brooke Apartments. Other income decreased due to decreases in late charges and lease cancellation fees at the Partnership's investment property.

The decrease in total expense is due to decreases in interest and general and administrative expenses. Operating, depreciation and property tax expenses remained constant for the comparable periods. Interest expense decreased due to scheduled principal payments which reduced the carrying balance of the mortgage loan encumbering Cedar Brooke Apartments. General and administrative expenses decreased primarily due to a decrease in reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $52,000, compared to approximately $113,000 at March 31, 2003. The decrease in cash and cash equivalents of approximately $27,000 from December 31, 2003 is due to approximately $19,000 of cash used in financing activities and approximately $12,000 of cash used in investing activities, partially offset by approximately $4,000 of cash provided by operating activities. Cash used in financing activities consisted of scheduled principal payments on the mortgage encumbering Cedar Brooke Apartments, partially offset by an advance from an affiliate of the General Partner. Cash used in investing activities consisted of property improvement and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2004, the Partnership completed approximately $12,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $75,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. The mortgage indebtedness encumbering Cedar Brooke Apartments of approximately $3,626,000, which carries a stated interest rate of 7.44%, requires monthly payments of principal and interest until the loan matures on July 1, 2021, at which time the loan is scheduled to be fully amortized.

There were no distributions to the partners during the three months ended March 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,417 limited partnership units in the Partnership representing 56.22% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.22% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  3.2 Amended and Restated Partnership Agreement dated July 16, 1986 is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated June 20, 1986 as filed with the Commission pursuant to Rule 424(b) under the Act.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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




Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.