Form 10QSB
period 2004-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2004-08-16
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


             For the transition period from _________to _________

                         Commission file number 0-16010


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS
        (Exact Name of Small Business Issuer as Specified in Its Charter)



         California                                              94-3004963
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                              $ 1,668
   Receivables and deposits                                                   100
   Other assets                                                               234
   Investment property:
      Land                                                $    213
      Buildings and related personal property                5,111
                                                             5,324
      Less accumulated depreciation                         (4,047)         1,277
                                                                          $ 3,279
Liabilities and Partners' Deficit
   Accounts payable                                                       $    33
   Tenant security deposit liabilities                                         37
   Accrued property taxes                                                      39
   Other liabilities                                                          115
   Mortgage notes payable                                                   5,430

Partners' Deficit
   General partner                                         $  (272)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      outstanding)                                          (2,103)        (2,375)
                                                                          $ 3,279

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                          2004         2003         2004         2003

Revenues:
  Rental income                          $ 260        $ 282         $ 517       $ 556
  Other income                               27           27            52          63
  Casualty gain (Note C)                     92           --            92          --
       Total revenues                       379          309           661         619
Expenses:
  Operating                                 115          102           241         228
  General and administrative                 38           40            77          82
  Depreciation                               68           71           138         140
  Interest                                   71           71           140         144
  Property taxes                             20           18            39          36
      Total expenses                        312          302           635         630

     Net income (loss)                    $ 67         $ 7          $ 26        $ (11)

Net income (loss) allocated to
  general partner (1%)                    $ 1          $ --         $ --         $ --

Net income (loss) allocated to
  limited partners (99%)                     66            7            26         (11)
                                          $ 67         $ 7          $ 26        $ (11)
Net income (loss) per Unit of
  Depositary Receipt                     $ 0.51       $ 0.05       $ 0.20      $ (0.09)

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                            Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2003                 128,810      $  (272)    $(2,129)      $(2,401)

Net income for the six months
   ended June 30, 2004                    --           --          26            26

Partners' deficit at
   June 30, 2004                     128,810      $  (272)    $(2,103)      $(2,375)


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                    2004       2003
Cash flows from operating activities:
  Net income (loss)                                               $ 26        $ (11)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
   Depreciation                                                     138          140
   Amortization of loan costs                                         3            5
   Casualty gain                                                    (92)          --
   Change in accounts:
      Receivables and deposits                                      (64)           5
      Other assets                                                  (10)          (4)
      Accounts payable                                               (9)         (47)
      Tenant security deposit liabilities                            (4)          (1)
      Accrued property taxes                                         39           36
      Other liabilities                                             (47)          20
       Net cash (used in) provided by operating activities          (20)         143

Cash flows from investing activities:
  Insurance proceeds received                                        74           --
  Property improvements and replacements                           (174)         (34)
       Net cash used in investing activities                       (100)         (34)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (52)         (48)
  Loan costs paid                                                   (69)          --
  Advances from affiliate                                             7           18
  Payments on advances from affiliate                                (7)         (18)
  Proceeds from mortgage note payable                             1,830           --
       Net cash provided by (used in) financing activities        1,709          (48)

Net increase in cash and cash equivalents                         1,589           61

Cash and cash equivalents at beginning of period                     79           35

Cash and cash equivalents at end of period                      $ 1,668       $ 96

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 137        $ 139

At June 30, 2004, approximately $25,000 of insurance proceeds are held on deposit with the mortgage lender.

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $23,000 and $14,000 were incurred to the General Partner and its affiliates for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $28,000 and $31,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $42,000 for the six months ended June 30, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 and $2,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property.

In accordance with the Partnership Agreement, during the six months ended June 30, 2004, the General Partner loaned the Partnership approximately $7,000 to fund a Partnership audit invoice. Interest accrued at the prime rate plus 2%. Interest expense was less than $1,000 for the six months ended June 30, 2004. Principal and interest was repaid in full during the six months ended June 30, 2004. During the six months ended June 30, 2003, the General Partner loaned the Partnership approximately $18,000 to fund a real estate tax bill at Cedar Brooke Apartments. Interest accrued at the prime rate plus 2%. Interest expense was less than $1,000 for the six months ended June 30, 2003. During the six months ended June 30, 2003, the Partnership repaid the loan plus the related accrued interest with cash from operations.

In connection with the second mortgage obtained on Cedar Brooke Apartments, the Partnership paid a fee of approximately $18,000 to the General Partner during the six months ended June 30, 2004. This fee has been capitalized and is included in other assets.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $9,000 and $14,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $122,000. During the six months ended June 30, 2004, insurance proceeds of approximately $99,000 have been received to cover the damage to the property, approximately $25,000 of which was held on deposit with the mortgage lender at June 30, 2004. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $92,000 for the three and six months ended June 30, 2004.

Note D - Additional Financing

On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (4.36% at June 30, 2004). Loan costs of approximately $69,000 that were paid in connection with the second mortgage have been capitalized during the six months ended June 30, 2004 and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cedar Brooke Apartments. The modification of terms consisted of an interest rate of 7.74%, monthly payments of approximately $26,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $3,088,000 due at maturity. The previous terms consisted of monthly payments of approximately $31,000 with a stated interest rate of 7.44% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Note F - Subsequent Event

Subsequent to June 30, 2004, the Partnership distributed approximately $1,590,000 to the partners (approximately $1,574,000 to the limited partners, or $12.22 per Unit of Depositary Receipt) from proceeds from the second mortgage obtained on Cedar Brooke Apartments.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2004 and 2003.

                                                   Average Occupancy
      Property                                      2004       2003

      Cedar Brooke Apartments                       89%        97%
         Independence, Missouri

The General Partner attributes the decrease in occupancy at Cedar Brooke Apartments to an increase in home purchases and increased competition in the Independence area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2004 was approximately $67,000 and $26,000, respectively, as compared to net income of approximately $7,000 and net loss of approximately $11,000 for the three and six months ended June 30, 2003, respectively. The increase in net income for both the three and six months ended June 30, 2004 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both periods is due to the recognition of a casualty gain during the three and six months ended June 30, 2004 (as discussed below). The increase in total revenues for the three months ended June 30, 2004 was partially offset by a decrease in rental income. The increase in total revenues for the six months ended June 30, 2004 was partially offset by decreases in both rental and other income. Other income remained relatively constant for the three months ended June 30, 2004. The decrease in rental income for both periods is due to decreases in occupancy and the average rental rate, partially offset by reduced bad debt expense at Cedar Brooke Apartments. The decrease in other income for the six months ended June 30, 2004 is due to decreases in late charges and lease cancellation fees at the Partnership's investment property.

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $122,000. During the six months ended June 30, 2004, insurance proceeds of approximately $99,000 have been received to cover the damage to the property, approximately $25,000 of which was held on deposit with the mortgage lender at June 30, 2004. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $92,000 for the three and six months ended June 30, 2004.

The increase in total expenses for the three months ended June 30, 2004 is due to an increase in operating expenses. The increase in total expenses for the six months ended June 30, 2004 is due to an increase in operating expenses, partially offset by a decrease in general and administrative expenses. General and administrative expenses remained relatively constant for the three months ended June 30, 2004. Depreciation, interest, and property tax expenses remained relatively constant for both the three and six months ended June 30, 2004. The increase in operating expenses for both periods is primarily due to increases in utility and contract security expenses at Cedar Brooke Apartments. The decrease in general and administrative expenses for the six months ended June 30, 2004 is due to decreases in management reimbursements to the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership, partially offset by an increase in asset management fees paid to the General Partner as allowed under the Partnership
Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $1,668,000, compared to approximately $96,000 at June 30, 2003. The increase in cash and cash equivalents of approximately $1,589,000 for the six months ended June 30, 2004, from December 31, 2003, is due to approximately $1,709,000 of cash provided by financing activities, partially offset by approximately $100,000 of cash used in investing activities and approximately $20,000 of cash used in operating activities. Cash provided by financing activities consisted of loan proceeds received as a result of the second mortgage obtained on Cedar Brooke Apartments and an advance from an affiliate of the General Partner, partially offset by payments of principal made the mortgage encumbering Cedar Brooke Apartments, loan costs paid, and the repayment of an advance from an affiliate. Cash used in investing activities consisted of property improvement and replacements, partially offset by insurance proceeds received related to the fire at Cedar Brooke Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are discussed below.

During the six months ended June 30, 2004, the Partnership completed approximately $174,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of swimming pool upgrades, floor covering replacement and construction related to the fire that occurred at the property in February 2004 (as discussed in "Results of Operations"). These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $41,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (4.36% at June 30, 2004). Loan costs of approximately $69,000 that were paid in connection with the second mortgage have been capitalized during the six months ended June 30, 2004 and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cedar Brooke Apartments. The modification of terms consisted of an interest rate of 7.74%, monthly payments of approximately $26,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $3,088,000 due at maturity. The previous terms consisted of monthly payments of approximately $31,000 with a stated interest rate of 7.44% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

There were no distributions to the partners during the three and six months ended June 30, 2004 and 2003. Subsequent to June 30, 2004, the Partnership distributed approximately $1,590,000 to the partners (approximately $1,574,000 to the limited partners, or $12.22 per Unit of Depositary Receipt) from proceeds from the second mortgage obtained on Cedar Brooke Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturities, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,774 units of depositary receipt (the "Units") in the Partnership representing 56.50% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.50% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

                  Current Report on Form 8-K dated June 25, 2004 and filed on July 12, 2004, disclosing the second mortgage obtained on Cedar Brooke Apartments.

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



                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 16, 2004

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

 10.41 Allonge and Amendment to Multifamily Note dated June 25, 2004, by and among Johnstown/Consolidated Income Partners, a California limited partnership, GMAC Commercial Mortgage Corporation, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Current Report on Form 8-K dated June 25, 2004)

 10.42 Multifamily Note dated June 25, 2004, by and between Johnstown/Consolidated Income Partners, a California limited partnership, and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Current Report on Form 8-K dated June 25, 2004)

 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 16, 2004

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

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 16, 2004

                              /s/Stephen B. Waters
                               Stephen B. Waters
                               Vice President of ConCap
                               Equities, Inc.,
                               equivalent of the chief
                               financial officer of the
                               Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.