Form 10QSB
period 2004-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2004-11-12
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                              $    60
   Receivables and deposits                                                    79
   Restricted escrow                                                            8
   Other assets                                                               201
   Investment property:
      Land                                                $    213
      Buildings and related personal property                5,184
                                                             5,397
      Less accumulated depreciation                         (4,118)         1,279
                                                                          $ 1,627
Liabilities and Partners' Deficit
   Accounts payable                                                       $    52
   Tenant security deposit liabilities                                         31
   Accrued property taxes                                                      59
   Other liabilities                                                          107
   Mortgage notes payable                                                   5,418

Partners' Deficit
   General partner                                         $  (288)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      Outstanding)                                          (3,752)        (4,040)
                                                                          $ 1,627

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                          2004         2003         2004         2003

Revenues:
  Rental income                          $ 267        $ 283         $ 784       $ 839
  Other income                               25           36            77          99
  Casualty gain (Note C)                     --           --            92          --
       Total revenues                       292          319           953         938

Expenses:
  Operating                                 131          136           372         364
  General and administrative                 37           47           114         129
  Depreciation                               71           69           209         209
  Interest                                  108           68           248         212
  Property taxes                             20           18            59          54
      Total expenses                        367          338         1,002         968

     Net loss                            $ (75)       $ (19)        $ (49)      $ (30)

Net loss allocated to general
  partner (1%)                            $ (1)        $ --         $ --         $ --

Net loss allocated to
  limited partners (99%)                    (74)         (19)          (49)        (30)
                                         $ (75)       $ (19)        $ (49)      $ (30)
Net loss per Unit of Depositary
  Receipt                               $ (0.57)     $ (0.14)      $ (0.38)    $ (0.23)

Distributions per Unit of
  Depositary Receipt                    $ 12.22       $ 0.38       $ 12.22      $ 0.38

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                            Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2003                 128,810      $  (272)    $(2,129)      $(2,401)

Distribution to partners                              (16)     (1,574)       (1,590)

Net loss for the nine months
   ended September 30, 2004               --           --         (49)          (49)

Partners' deficit at
   September 30, 2004                128,810      $  (288)    $(3,752)      $(4,040)

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2004        2003
Cash flows from operating activities:
  Net loss                                                       $ (49)       $ (30)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     209          209
   Amortization of loan costs                                        23            5
   Casualty gain                                                    (92)          --
   Change in accounts:
      Receivables and deposits                                      (68)         (10)
      Other assets                                                   --          (25)
      Accounts payable                                               10           (8)
      Tenant security deposit liabilities                           (10)          (1)
      Accrued property taxes                                         59           54
      Other liabilities                                             (55)          10
       Net cash provided by operating activities                     27          204

Cash flows from investing activities:
  Net deposits to restricted escrow                                  (8)          --
  Property improvements and replacements                           (247)         (58)
  Insurance proceeds received                                        99           --
       Net cash used in investing activities                       (156)         (58)

Cash flows from financing activities:
  Proceeds from mortgage note payable                             1,830           --
  Payments on mortgage note payable                                 (64)         (72)
  Advances from affiliate                                             7           18
  Payments on advances from affiliate                                (7)         (18)
  Distributions to partners                                      (1,590)         (50)
  Loan costs paid                                                   (66)          --
       Net cash provided by (used in) financing activities          110         (122)

Net (decrease) increase in cash and cash equivalents                (19)          24

Cash and cash equivalents at beginning of period                     79           35

Cash and cash equivalents at end of period                        $ 60        $ 59

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 227        $ 208


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $35,000 were incurred to the General Partner and its affiliates for both the nine months ended September 30, 2004 and 2003, which are included in general and administrative expenses.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $46,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $72,000 and $58,000 for the nine months ended September 30, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $21,000 and $2,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2004, the General Partner loaned the Partnership approximately $7,000 to fund a Partnership audit invoice. Interest accrued at the prime rate plus 2%. Interest expense was less than $1,000 for the nine months ended September 30, 2004. Principal and interest were repaid in full during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the General Partner loaned the Partnership approximately $18,000 to fund a real estate tax bill at Cedar Brooke Apartments. Interest accrued at the prime rate plus 2%. Interest expense was less than $1,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Partnership repaid the loan plus the related accrued interest with cash from operations.

In connection with the second mortgage obtained on Cedar Brooke Apartments, the Partnership paid a fee of approximately $18,000 to the General Partner during the nine months ended September 30, 2004. This fee has been capitalized and is included in other assets.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $14,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $122,000. During the nine months ended September 30, 2004, insurance proceeds of approximately $99,000 have been received to cover the damage to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $92,000 for the nine months ended September 30, 2004.

Note D - Additional Financing

On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (4.84% at September 30, 2004). Loan costs of approximately $66,000 that were paid in connection with the second mortgage have been capitalized during the nine months ended September 30, 2004 and are included in other assets.

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

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2004 and 2003.

                                                   Average Occupancy
      Property                                      2004       2003

      Cedar Brooke Apartments                       91%        98%
         Independence, Missouri

The General Partner attributes the decrease in occupancy at Cedar Brooke Apartments to an increase in home purchases in the Independence area and a change in credit standards for acceptance of new residents.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions. Accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $75,000 and $49,000, respectively, as compared to net loss of approximately $19,000 and $30,000, respectively, for the three and nine months ended September 30, 2003. The increase in net loss for the three months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the nine months ended September 30, 2004 is due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in total revenues for the three months ended September 30, 2004 is due to decreases in both rental and other income. The increase in total revenues for the nine months ended September 30, 2004 is due to the recognition during 2004 of a casualty gain (as discussed below), partially offset by decreases in both rental and other income. The decrease in rental income for both periods is due to decreases in occupancy and the average rental rate at Cedar Brooke Apartments, partially offset by a decrease in bad debt expense. The decrease in other income for both periods is due to decreases in lease cancellation fees and late charges at the Partnership's investment property.

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $122,000. During the nine months ended September 30, 2004, insurance proceeds of approximately $99,000 have been received to cover the damages to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $92,000 for the nine months ended September 30, 2004.

The increase in total expenses for the three months ended September 30, 2004 is due to an increase in interest expense, partially offset by decreases in both operating and general and administrative expenses. Both depreciation and property tax expense remained relatively constant for the three months ended September 30, 2004. The increase in total expenses for the nine months ended September 30, 2004 is due to increases in operating, interest, and property tax expenses, partially offset by a decrease in general and administrative expenses. Depreciation expense remained relatively constant for the nine months ended September 30, 2004. The increase in interest expense for both periods is primarily due to the additional financing obtained on Cedar Brooke Apartments, resulting in a higher debt balance, the modification of the terms of the existing mortgage encumbering the property at a higher interest rate (as discussed in "Liquidity and Capital Resources"), and increased loan cost amortization expense. The decrease in operating expenses for the three months ended September 30, 2004 is primarily due to a routine lead-based paint assessment conducted during the three months ended September 30, 2003. The increase in operating expenses for the nine months ended September 30, 2004 is primarily due to an increase in advertising expense at the property. The increase in property tax expense for the nine months ended September 30, 2004 is due to an increase in the assessed value and tax rate at Cedar Brooke Apartments. The decrease in general and administrative expenses for both periods is due to decreases in management reimbursements to the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $60,000, compared to approximately $59,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $19,000 for the nine months ended September 30, 2004, from December 31, 2003, is due to approximately $156,000 of cash used in investing activities, partially offset by approximately $110,000 of cash provided by financing activities and approximately $27,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvement and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by insurance proceeds received related to the fire at Cedar Brooke Apartments. Cash provided by financing activities consisted of loan proceeds received as a result of the second mortgage obtained on Cedar Brooke Apartments and an advance from an affiliate of the General Partner, partially offset by a distribution to partners, payments of principal made on the mortgage encumbering Cedar Brooke Apartments, loan costs paid, and the repayment of an advance from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are discussed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $247,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of swimming pool upgrades, floor covering replacement and construction related to the fire that occurred at the property in February 2004 (as discussed in "Results of Operations"). These improvements were funded from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (4.84% at September 30, 2004). Loan costs of approximately $66,000 that were paid in connection with the second mortgage have been capitalized during the nine months ended September 30, 2004 and are included in other assets.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                   Nine Months Ended   Per Unit of   Nine Months Ended   Per Unit of
                     September 30,      Depositary     September 30,      Depositary
                          2004           Receipt            2003           Receipt
Financing
 Proceeds (1)            $1,590           $12.22          $   --             $   --
Operations                   --               --              50               0.38
                         $1,590           $12.22          $   50             $ 0.38

(1) Proceeds from the additional financing obtained on Cedar Brooke Apartments in June 2004.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,794 units of depositary receipt (the "Units") in the Partnership representing 56.51% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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



                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: November 12, 2004

                     JOHNSTOWN CONSOLIDATED INCOME PARTNERS

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

Date: November 12, 2004

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

Date: November 12, 2004

                              /s/Stephen B. Waters
                               Stephen B. Waters
                               Vice President of ConCap
                               Equities, Inc.,
                               equivalent of the chief
                               financial officer of the
                               Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.