Form 10KSB
period 2004-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2005-03-28
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year:  $1,262,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act. The Partnership is engaged in the business of operating and holding real estate properties for investment. On June 20, 1986, the Partnership commenced a public offering for the sale of $150,000,000 of units (the "Units"). The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,317,000 to the Partnership. By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four properties, five mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS"). Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement. The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the general partner (as hereinafter defined). The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership. Since its initial offering, the Registrant has not received, nor are Unitholders required to make, additional capital contributions. As of December 31, 2004, the Partnership held and operated one residential property. (See "Item 2. Description of Property").

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

Item 2.     Description of Property

The following table sets forth the property held by the Partnership:


                                  Date of
Property                          Purchase       Type of Ownership           Use
Cedar Brooke Apartments          02/27/87     Fee ownership subject       Apartment
  Independence, Missouri                      to first and second         158 units
                                              mortgages

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis:

                        Gross
                       Carrying   Accumulated   Depreciable     Method of         Federal
Property                Value    Depreciation      Life       Depreciation       Tax Basis
                           (in thousands)                                     (in thousands)

Cedar Brooke
 Apartments             $5,435      $4,185       5-30 yrs          S/L             1,702

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's investment property:

                            Principal                                       Principal
                           Balance At                                        Balance
                          December 31,    Interest     Period    Maturity     Due At
Property                    2004 (3)        Rate     Amortized     Date      Maturity
                        (in thousands)
Cedar Brooke Apartments
  1st mortgage               $3,577      7.74% (1)    20 years    07/14      $3,121
  2nd mortgage                1,830         (2)         (2)       07/07       1,830
    Total                    $5,407                                          $4,951

(1)   Fixed rate mortgage.

(2) On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Loan costs of approximately $74,000 that were paid in connection with the second mortgage have been capitalized during the year ended December 31, 2004.

      In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cedar Brooke Apartments. The modification terms consisted of an interest rate of 7.74%, monthly payments of approximately $26,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $3,121,000 due at maturity. The previous terms consisted of monthly payments of approximately $31,000 with a stated interest rate of 7.44% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

(3) See "Note D - Mortgage Notes Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2004 and 2003 for the property were as follows:

                                       Average Annual                  Average
                                        Rental Rate                   Occupancy
                                         (per unit)
Property                          2004              2003             2004      2003
Cedar Brooke Apartments          $7,258            $7,365            91%        97%

The General Partner attributes the decrease in occupancy at Cedar Brooke Apartments to increased competition in the Independence area and a change in credit standards for acceptance of new residents.

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2004 for the property were as follows:

                                             2004            2004
                                            Billing          Rate
                                        (in thousands)

      Cedar Brooke Apartments                $ 77            7.24%

Capital Improvements

During the year ended December 31, 2004, the Partnership completed approximately $285,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of swimming pool upgrades, furniture upgrades, floor covering replacement, and construction related to the fire that occurred at the property in February 2004 (as discussed in "Item 6. Managements Discussion and Analysis or Plan of Operation"). These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be made only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the (Managing, Corporate) General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

                                     PART II

      Item 5. Market for the Registrant's Units of Depositary Receipt and
                         Related Security Holder Matters

No established public trading market for the units of depositary receipt (the "Units") exists nor is one expected to develop. As of December 31, 2004, there are 1,282 holders of record owning an aggregate of 128,810 Units. Affiliates of the General Partner held 72,794 Units or 56.51% as of December 31, 2004.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended     Per Unit of      Year Ended       Per Unit of
                     December 31,     Depositary     December 31,       Depositary
                          2004         Receipt           2003            Receipt
Financing
 Proceeds (1)           $1,590          $12.22          $   --           $   --
Operations                  --              --              50             0.38
                        $1,590          $12.22          $   50           $ 0.38

(1) Proceeds from the second mortgage obtained on Cedar Brooke Apartments in June 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,794 Units in the Partnership representing 56.51% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $72,000, as compared to net loss of approximately $51,000 for the year ended December 31, 2003. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.

The increase in total expenses is due to increases in both operating and interest expenses, partially offset by a decrease in general and administrative expenses. Both depreciation and property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in advertising and contract maintenance expenses at the Partnership's investment property. The increase in interest expense is primarily due to the second mortgage obtained on Cedar Brooke Apartments, resulting in a higher debt balance, the modification of terms of the existing mortgage encumbering the property at a higher interest rate (as discussed in "Liquidity and Capital Resources"), and increased loan cost amortization expense. The decrease in general and administrative expenses is primarily due to decreases in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and audit fees. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are the annual asset management fee as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to the recognition during 2004 of a casualty gain (as discussed below), partially offset by decreases in both rental and other income. The decrease in rental income is due to decreases in occupancy and the average rental rate at Cedar Brooke Apartments, partially offset by a decrease in bad debt expense. The decrease in other income is due to decreases in lease cancellation fees, utility reimbursements, and late charges at the Partnership's investment property.

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $144,000. During the year ended December 31, 2004, insurance proceeds of approximately $129,000 have been received to cover the damages to the property and approximately $5,000 was received to cover emergency repairs. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $122,000 for the year ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $53,000, compared to approximately $79,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $26,000 is due to approximately $146,000 of cash used in investing activities and approximately $13,000 of cash used in operating activities, partially offset by approximately $133,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvement and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by insurance proceeds received related to the fire at Cedar Brooke Apartments. Cash provided by financing activities consisted of loan proceeds received as a result of the second mortgage obtained on Cedar Brooke Apartments and advances from an affiliate of the General Partner, partially offset by a distribution to partners, payments of principal made on the mortgage encumbering Cedar Brooke Apartments, loan costs paid and payment on advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of its property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Loan costs of approximately $74,000 that were paid in connection with the second mortgage have been capitalized during the year ended December 31, 2004 and are included in other assets on the balance sheet included in "Item 7. Financial Statements".

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cedar Brooke Apartments. The modification terms consisted of an interest rate of 7.74%, monthly payments of approximately $26,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $3,121,000 due at maturity. The previous terms consisted of monthly payments of approximately $31,000 with a stated interest rate of 7.44% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended     Per Unit of      Year Ended       Per Unit of
                     December 31,     Depositary     December 31,       Depositary
                          2004         Receipt           2003            Receipt
Financing
 Proceeds (1)            $1,590         $12.22          $   --           $   --
Operations                   --             --              50             0.38
                         $1,590         $12.22          $   50           $ 0.38

(1) Proceeds from the second mortgage obtained on Cedar Brooke Apartments in June 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,794 Units in the Partnership representing 56.51% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

              Report of Independent Registered Public Accounting Firm






To the Partners
Johnstown/Consolidated Income Partners


We have audited the accompanying balance sheet of Johnstown/Consolidated Income Partners as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Johnstown/Consolidated Income Partners at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


  Assets
    Cash and cash equivalents                                               $    53
    Receivables and deposits                                                     27
    Restricted escrow                                                            10
    Other assets                                                                231
    Investment property (Notes D and E):
       Land                                                    $    213
       Buildings and related personal property                    5,222
                                                                  5,435
       Less accumulated depreciation                             (4,185)      1,250
                                                                            $ 1,571

  Liabilities and Partners' Deficit
  Liabilities
    Accounts payable                                                        $    36
    Tenant security deposit liabilities                                          27
    Other liabilities                                                            95
    Due to affiliates (Note B)                                                   69
    Mortgage notes payable (Note D)                                           5,407

  Partners' Deficit
     General partner                                           $   (289)
     Corporate limited partner on behalf of the
       Unitholders (128,810 units issued and
       outstanding)                                              (3,774)     (4,063)
                                                                            $ 1,571

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                                     Years Ended
                                                                    December 31,
                                                                    2004     2003

Revenues:
   Rental income                                                $ 1,034     $ 1,099
   Other income                                                     106         143
   Casualty gain (Note C)                                           122          --
       Total revenues                                             1,262       1,242

Expenses:
   Operating                                                        495         478
   General and administrative                                       147         176
   Depreciation                                                     276         279
   Interest                                                         339         282
   Property taxes                                                    77          78
       Total expenses                                             1,334       1,293

Net loss (Note F)                                                $ (72)      $ (51)

Net loss allocated to general partner (1%)                        $ (1)      $ (1)
Net loss allocated to limited partners (99%)                        (71)        (50)
                                                                 $ (72)      $ (51)

Net loss per Unit of Depositary Receipt                          $ (0.55)   $ (0.39)

Distributions per Unit of Depositary Receipt                     $ 12.22     $ 0.38


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                                              Unitholders
                                       Units of                 Units of
                                      Depositary    General    Depositary
                                        Receipt     Partner      Receipt      Total
                                                                        (Note A)
Original capital contributions          129,266       $ 1        $32,317     $32,318

Partners' deficit at
   December 31, 2002                    128,810      $ (270)     $(2,030)    $(2,300)

Distributions to partners                    --          (1)         (49)        (50)

Net loss for the year ended
   December 31, 2003                         --          (1)         (50)        (51)

Partners' deficit at
   December 31, 2003                    128,810        (272)      (2,129)     (2,401)

Distributions to partners                    --         (16)      (1,574)     (1,590)

Net loss for the year ended
   December 31, 2004                         --          (1)         (71)        (72)

Partners' deficit at
   December 31, 2004                    128,810     $ (289)      $(3,774)    $(4,063)

                  See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                      2004      2003
Cash flows from operating activities:
  Net loss                                                     $    (72)    $    (51)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation                                                     276          279
   Amortization of loan costs                                        22            7
   Casualty gain                                                   (122)          --
   Change in accounts:
      Receivables and deposits                                      (16)          --
      Other assets                                                  (21)          (7)
      Accounts payable                                              (26)          (5)
      Tenant security deposit liabilities                           (14)          (3)
      Due to affiliates                                              (9)          23
      Other liabilities                                             (31)          20
       Net cash (used in) provided by operating activities          (13)         263

Cash flows from investing activities:
  Property improvements and replacements                           (265)         (72)
  Insurance proceeds received                                       129           --
  Net deposits to restricted escrow                                 (10)          --
       Net cash used in investing activities                       (146)         (72)

Cash flows from financing activities:
  Proceeds from mortgage note payable                             1,830           --
  Payments on mortgage note payable                                 (75)         (97)
  Loan costs paid                                                   (74)          --
  Advances from affiliate                                            49           18
  Payments on advances from affiliate                                (7)         (18)
  Distributions to partners                                      (1,590)         (50)
       Net cash provided by (used in) financing activities          133         (147)

Net (decrease) increase in cash and cash equivalents                (26)          44

Cash and cash equivalents at beginning of year                       79           35

Cash and cash equivalents at end of year                       $     53     $     79

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    342     $    276
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                           $     20     $     --

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Summary of Significant Accounting Policies

Organization

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant"), a California limited partnership, was formed on January 9, 1986, to operate and hold commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively. The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership. For this reason, partners' deficit is herein represented as an interest of the Unitholders. The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2017 unless terminated prior to that date. As of December 31, 2004, the Partnership owns one residential property, which is located in Missouri.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $43,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the buildings and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Investment Property

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying balance.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Deferred Costs

Loan costs are approximately $220,000, less accumulated amortization of approximately $45,000, at December 31, 2004, and are amortized over the lives of the related mortgage notes. Unamortized loan costs are included in other assets. Amortization expense was approximately $22,000 and $7,000 for the years ended December 31, 2004 and 2003, respectively and is included in interest expense. Amortization expense is expected to be approximately $37,000 for each of the years 2005 and 2006, $24,000 for 2007, and $12,000 for each of the years 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Unitholders and 1% to the General Partner.

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising expense was approximately $44,000 and $37,000 for the years ended December 31, 2004 and 2003, respectively and is included in operating expenses.

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

Reclassifications

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $51,000 and $48,000 were incurred to the General Partner and its affiliates for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses. Approximately $16,000 in asset management fees are owed to the General Partner and affiliates at December 31, 2004 and are included in due to affiliates.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$56,000 and $61,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $82,000 for each of the years ended December 31, 2004 and 2003, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $23,000 and $2,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. Approximately $10,000 of unpaid reimbursements are owed to affiliates of the General Partner at December 31, 2004, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the years ended December 31, 2004 and 2003, an affiliate of the General Partner loaned the Partnership approximately $49,000 and $18,000, respectively, to fund operating expenses and real estate taxes, respectively. Interest accrued at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $1,000 for the year ended December 31, 2004. Interest expense was less than $1,000 for the year ended December 31, 2003. During the years ended December 31, 2004 and 2003, the Partnership made payments on advances of approximately $7,000 and $18,000, respectively, and payments of accrued interest of less than $1,000 for each of the years ended December 31, 2004 and 2003. At December 31, 2004, the total amount of advances and related accrued interest due to an affiliate of the General Partner was approximately $43,000 and is included in due to affiliates.

In connection with the second mortgage obtained on Cedar Brooke Apartments, the Partnership paid a fee of approximately $18,000 to the General Partner during the year ended December 31, 2004. This fee has been capitalized and is included in other assets.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $14,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,794 Units in the Partnership representing 56.51% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Casualty Event

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $144,000. During the year ended December 31, 2004, insurance proceeds of approximately $129,000 were received to cover the damages to the property and approximately $5,000 was received to cover emergency repairs. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $122,000 for the year ended December 31, 2004.

Note D - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

                             Principal     Monthly                           Principal
                             Balance At    Payment     Stated                 Balance
                            December 31,  Including   Interest    Maturity     Due At
Property                        2004      Interest      Rate        Date      Maturity
                                (in thousands)                             (in thousands)
Cedar Brooke Apartments
  1st mortgage                 $3,577       $ 26      7.74% (1)    07/14       $3,121
  2nd mortgage                  1,830          7         (2)       07/07        1,830
    Total                      $5,407       $ 33                               $4,951

(1)   Fixed rate mortgage.
(2) Adjustable rate based on one month LIBOR plus 300 basis points (5.42% at December 31, 2004).

On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Loan costs of approximately $74,000 that were paid in connection with the second mortgage have been capitalized during the year ended December 31, 2004 and are included in other assets.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cedar Brooke Apartments. The modification terms consisted of an interest rate of 7.74%, monthly payments of approximately $26,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $3,121,000 due at maturity. The previous terms consisted of monthly payments of approximately $31,000 with a stated interest rate of 7.44% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized.

The mortgage notes are non-recourse and are secured by pledge of the investment property and by pledge of revenues from the investment property. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the investment property subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                             2005                 $ 31
                             2006                    36
                             2007                 1,869
                             2008                    43
                             2009                    46
                          Thereafter              3,382
                                                 $5,407


Note E - Investment Property and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                        Buildings         Net Cost
                                                        and Related      Capitalized
                                                         Personal       Subsequent to
Description                  Encumbrances     Land       Property        Acquisition
                            (in thousands)                              (in thousands)
Cedar Brooke Apartments         $5,407       $ 275        $4,040            $1,120

                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                   And Related
                                   Personal            Accumulated    Date    Depreciable
Description                Land    Property    Total  Depreciation  Acquired     Life
                                                      (in thousands)

Cedar Brooke Apartments   $ 213     $5,222    $5,435     $4,185     02/27/87   5-30 yrs

Reconciliation of "investment property and accumulated depreciation":

                                           Years Ended December 31,
                                              2004           2003
                                                (in thousands)
Investment Property
Balance at beginning of year                $ 5,220         $ 5,148
   Disposal of property                         (70)             --
   Property improvements                        285              72
Balance at end of year                      $ 5,435         $ 5,220
Accumulated Depreciation
Balance at beginning of year                $ 3,972         $ 3,693
   Disposal of property                         (63)             --
   Additions charged to expense                 276             279
Balance at end of year                      $ 4,185         $ 3,972

The aggregate cost of the Partnership's investment property for Federal income tax purposes at December 31, 2004 and 2003, respectively, is approximately $5,714,000 and $5,558,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, respectively, is approximately $4,012,000 and $3,717,000.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                             2004            2003

Net loss as reported                         $ (72)         $ (51)
(Deduct) add:
   Casualty gain                               (122)            --
   Depreciation differences                     (19)           (40)
   Unearned income                               (3)            20
   Other                                        (17)            (5)
   Accruals and prepaids                        (32)            (4)

Federal taxable loss                        $ (265)         $ (80)

Federal taxable loss per
   unit of Depositary Receipt               $ (2.04)       $ (0.61)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                    $ (4,063)
Land and buildings                                  279
Accumulated depreciation                            173
Syndication and distribution costs                3,825
Other                                                75
   Net assets - Federal tax basis              $    289

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from it s properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President - Chief Accounting
                                     Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor the officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of December 31, 2004, no person was known to CEI to own of record or beneficially more than five percent of the Units of Depositary Receipt (the "Units") of the Partnership.

                                               Number of          Percent
                     Entity                      Units            of Total

      AIMCO IPLP, L.P. (1)                      12,146.0            9.43%
        (an affiliate of AIMCO)
      Madison River Properties LLC (1)          14,061.5           10.92%
        (an affiliate of AIMCO)
      AIMCO Properties, L.P. (2)                46,586.5           36.16%
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

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2004, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $51,000 and $48,000 were incurred to the General Partner and its affiliates for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses on the statements of operations included in "Item 7. Financial Statements". Approximately $16,000 in asset management fees are owed to the General Partner and affiliates at December 31, 2004 and are included in due to affiliates on the balance sheet included in "Item 7. Financial Statements".

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$56,000 and $61,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses on the statements of operations included in "Item 7. Financial Statements".

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $82,000 for each of the years ended December 31, 2004 and 2003 which is included in general and administrative expenses and investment property on the financial statements included in "Item 7. Financial Statements". The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $23,000 and $2,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. Approximately $10,000 of unpaid reimbursements are owed to affiliates of the General Partner at December 31, 2004, which are included in due to affiliates on the balance sheet included in "Item 7. Financial Statements".

In accordance with the Partnership Agreement, during the years ended December 31, 2004 and 2003, an affiliate of the General Partner loaned the Partnership approximately $49,000 and $18,000, respectively, to fund operating expenses and real estate taxes, respectively. Interest accrued at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $1,000 for the year ended December 31, 2004. Interest expense was less than $1,000 for the year ended December 31, 2003. During the years ended December 31, 2004 and 2003, the Partnership made payments on advances of approximately $7,000 and $18,000, respectively, and payments of accrued interest of less than $1,000 for each of the years ended December 31, 2004 and 2003. At December 31, 2004, the total amount of advances and related accrued interest due to an affiliate of the General Partner was approximately $43,000 and is included in due to affiliates on the balance sheet included in "Item 7. Financial Statements".

In connection with the second mortgage obtained on Cedar Brooke Apartments, the Partnership paid a fee of approximately $18,000 to the General Partner during the year ended December 31, 2004. This fee has been capitalized and is included in other assets on the balance sheet included in "Item 7. Financial Statements".

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $14,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,794 Units in the Partnership representing 56.51% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 and $32,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $6,000 for each of 2004 and 2003.

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


                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    Date: March 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 28, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior           Date: March 28, 2005
Martha L. Long                Vice President

/s/Stephen B. Waters          Vice President                Date: March 28, 2005
Stephen B. Waters

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




Date: March 28, 2005

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


Date: March 28, 2005

                                 /s/Stephen B. Waters
                                Stephen B. Waters
                                 Vice President of ConCap Equities,
                                 Inc., equivalent of the chief
                                 financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 28, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 28, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.