Form 10QSB
period 2005-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2005-05-12
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005




Assets
   Cash and cash equivalents                                              $   107
   Receivables and deposits                                                    44
   Restricted escrow                                                           23
   Other assets                                                               225
   Investment property:
      Land                                                $    213
      Buildings and related personal property                5,204
                                                             5,417
      Less accumulated depreciation                         (4,171)         1,246
                                                                          $ 1,645
Liabilities and Partners' Deficit
   Accounts payable                                                       $    47
   Tenant security deposit liabilities                                         26
   Accrued property taxes                                                      20
   Other liabilities                                                           96
   Due to affiliates (Note B)                                                  98
   Mortgage notes payable                                                   5,402

Partners' Deficit
   General partner                                         $  (289)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      outstanding)                                          (3,755)        (4,044)
                                                                          $ 1,645


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                              2005           2004
Revenues:
   Rental income                                             $  254         $ 257
   Other income                                                  28             25
   Casualty gain (Note C)                                        99             --
      Total revenues                                            381            282

Expenses:
   Operating                                                    139            126
   General and administrative                                    39             39
   Depreciation                                                  66             70
   Interest                                                      99             69
   Property taxes                                                19             19
      Total expenses                                            362            323

Net income (loss)                                            $   19         $ (41)

Net income (loss) allocated to general partner (1%)          $   --          $ --
Net income (loss) allocated to limited partners (99%)            19            (41)
                                                             $   19         $ (41)

Net income (loss) per Unit of Depositary Receipt             $ 0.15         $(0.32)

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2004                 128,810      $  (289)    $(3,774)      $(4,063)

Net income for the three months
   ended March 31, 2005                   --           --          19            19

Partners' deficit at
   March 31, 2005                    128,810      $  (289)    $(3,755)      $(4,044)

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2005         2004
Cash flows from operating activities:
  Net income (loss)                                                $ 19        $ (41)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     66           70
     Amortization of loan costs                                        8            2
     Casualty gain                                                   (99)          --
     Change in accounts:
      Receivables and deposits                                       (17)          --
      Other assets                                                    (2)         (35)
      Accounts payable                                                31          (34)
      Due to affiliates                                               29           65
      Tenant security deposit liabilities                             (1)          (3)
      Accrued property taxes                                          20           20
      Other liabilities                                                1          (40)
        Net cash provided by operating activities                     55            4

Cash flows from investing activities:
  Property improvements and replacements                             (87)         (12)
  Insurance proceeds received                                        104           --
  Net deposits to restricted escrow                                  (13)          --
        Net cash provided by (used in) investing activities            4          (12)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (5)         (26)
  Advance from affiliate                                              --            7
        Net cash used in financing activities                         (5)         (19)

Net increase (decrease) in cash and cash equivalents                  54          (27)

Cash and cash equivalents at beginning of period                      53           79

Cash and cash equivalents at end of period                        $ 107         $ 52

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 70         $ 68

At December 31, 2004, approximately $20,000 of property improvements and replacements were included in accounts payable.

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $14,000 and $12,000 were incurred to the General Partner and its affiliates for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses. Approximately $29,000 in asset management fees are owed to the General Partner at March 31, 2005 and are included in due to affiliates.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $14,000 for each of the three months ended March 31, 2005 and 2004. These amounts are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $19,000 and $16,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000. There were no such construction management service fees incurred during the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of current additions to investment property. Approximately $25,000 of unpaid reimbursements are owed to affiliates of the General Partner at March 31, 2005, which are included in due to affiliates.

In accordance with the Partnership Agreement, during the three months ended March 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $7,000 to fund a Partnership audit invoice. During the fourth quarter of 2004, an affiliate of the General Partner advanced the Partnership approximately $42,000 to fund operating expenses. Interest accrues at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was approximately $1,000 for the three months ended March 31, 2005 and less than $1,000 for the three months ended March 31, 2004. At March 31, 2005, the total amount of advances and related accrued interest due to an affiliate of the General Partner was approximately $44,000 and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $10,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Casualty Events

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $124,000. During the three months ended March 31, 2005, insurance proceeds of approximately $104,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $5,000, the Partnership recognized a casualty gain of approximately $99,000 for the three months ended March 31, 2005.

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

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2005 and 2004.

                                                   Average Occupancy
      Property                                      2005       2004

      Cedar Brooke Apartments                       90%        89%
         Independence, Missouri

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $19,000, as compared to a net loss of approximately $41,000 for the three months ended March 31, 2004. The increase in net income is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to the recognition of a casualty gain during the three months ended March 31, 2005. Both rental and other income remained relatively constant for the comparable periods. On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $124,000. During the three months ended March 31, 2005, insurance proceeds of approximately $104,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $5,000, the Partnership recognized a casualty gain of approximately $99,000 for the three months ended March 31, 2005.

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

The increase in total expenses is due to increases in both operating and interest expenses. Depreciation, property tax, and general and administrative expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to an increase in insurance expense as a result of higher insurance premiums. The increase in interest expense is primarily due to the second mortgage obtained on Cedar Brooke Apartments, resulting in a higher debt balance, the modification of terms of the existing mortgage encumbering the property at a higher interest rate (as discussed in "Liquidity and Capital Resources"), and increased loan cost amortization expense. Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are the annual asset management fee and management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regularly agencies, and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $107,000, compared to approximately $52,000 at March 31, 2004. The increase in cash and cash equivalents of approximately $54,000 from December 31, 2004 is due to approximately $55,000 of cash provided by operating activities and approximately $4,000 of cash provided by investing activities, partially offset by approximately $5,000 of cash used in financing activities. Cash provided by investing activities consisted of insurance proceeds received related to the January 2005 fire at Cedar Brooke Apartments, partially offset by property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the first mortgage encumbering Cedar Brooke Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2005, the Partnership completed approximately $67,000 of capital improvements at Cedar Brooke Apartments, consisting primarily of construction related to the fire that occurred at the property in January 2005 (as discussed in "Results of Operations"). These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be made only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (5.86% at March 31, 2005).

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

There were no distributions to the partners during the three months ended March 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 72,866 units of depositary receipt (the "Units") in the Partnership representing 56.57% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.57% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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



                                    JOHNSTOWN/CONSOLIDATED INCOME PARTNERS


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: May 11, 2005

                     JOHNSTOWN CONSOLIDATED INCOME PARTNERS

                                INDEX OF EXHIBITS


EXHIBIT NO.       DOCUMENT DESCRIPTION


3 Certificate of Limited Partnership, as amended to date, incorporated herein by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1991.

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




Date: May 11, 2005

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

Date: May 11, 2005

                                 /s/Stephen B. Waters
                                 Stephen B. Waters
                                 Vice President of ConCap
                                 Equities, Inc., equivalent of the
                                 chief financial officer of the
                                 Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 11, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 11, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.