Form 10QSB
period 2005-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2005-08-15
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                              $    42
   Receivables and deposits                                                    63
   Restricted escrow                                                           35
   Other assets                                                               212
   Investment property:
      Land                                                $    213
      Buildings and related personal property                5,380
                                                             5,593
      Less accumulated depreciation                         (4,227)         1,366
                                                                          $ 1,718
Liabilities and Partners' Deficit
   Accounts payable                                                       $    74
   Tenant security deposit liabilities                                         27
   Accrued property taxes                                                      40
   Other liabilities                                                           98
   Due to affiliates (Note B)                                                 195
   Mortgage notes payable                                                   5,393

Partners' Deficit
   General partner                                         $  (289)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      outstanding)                                          (3,820)        (4,109)
                                                                          $ 1,718


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                          2005         2004         2005         2004

Revenues:
  Rental income                          $ 261        $ 260         $ 515       $ 517
  Other income                               29           27            57          52
  Casualty gain (Note C)                     25           92           124          92
       Total revenues                       315          379           696         661
Expenses:
  Operating                                 145          115           284         241
  General and administrative                 45           38            84          77
  Depreciation                               65           68           131         138
  Interest                                  105           71           204         140
  Property taxes                             20           20            39          39
      Total expenses                        380          312           742         635

     Net (loss) income                   $ (65)        $ 67         $ (46)       $ 26

Net (loss) income allocated to
  general partner (1%)                    $ (1)        $ 1          $ --         $ --

Net (loss) income allocated to
  limited partners (99%)                    (64)          66           (46)         26
                                         $ (65)        $ 67         $ (46)       $ 26
Net (loss) income per Unit of
  Depositary Receipt                    $ (0.50)      $ 0.51       $ (0.36)     $ 0.20

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                            Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2004                 128,810      $  (289)    $(3,774)      $(4,063)

Net loss for the six months
   ended June 30, 2005                    --           --         (46)          (46)

Partners' deficit at
   June 30, 2005                     128,810      $  (289)    $(3,820)      $(4,109)


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                      June 30,
                                                                  2005        2004
Cash flows from operating activities:
  Net (loss) income                                             $   (46)    $    26
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
   Depreciation                                                     131         138
   Amortization of loan costs                                        14           3
   Casualty gain                                                   (124)        (92)
   Change in accounts:
      Receivables and deposits                                      (36)        (64)
      Other assets                                                    5         (10)
      Accounts payable                                                8          (9)
      Tenant security deposit liabilities                            --          (4)
      Accrued property taxes                                         40          39
      Other liabilities                                               3         (47)
      Due to affiliates                                              59          --
       Net cash provided by (used in) operating activities           54         (20)

Cash flows from investing activities:
  Insurance proceeds received                                       130          74
  Property improvements and replacements                           (223)       (174)
  Net deposits to restricted escrow                                 (25)         --
       Net cash used in investing activities                       (118)       (100)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (14)        (52)
  Loan costs paid                                                    --         (69)
  Advances from affiliate                                            67           7
  Payments on advances from affiliate                                --          (7)
  Proceeds from mortgage note payable                                --       1,830
       Net cash provided by financing activities                     53       1,709

Net (decrease) increase in cash and cash equivalents                (11)      1,589
Cash and cash equivalents at beginning of period                     53          79
Cash and cash equivalents at end of period                      $    42     $ 1,668
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   167     $   137
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
 payable                                                        $    50     $    --

At December 31, 2004, approximately $20,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the six months ended June 30, 2005.

                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $27,000 and $23,000 were incurred to the General Partner and its affiliates for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses. Approximately $43,000 in asset management fees are owed to the General Partner at June 30, 2005 and are included in due to affiliates.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $28,000 for both of the six month periods ended June 30, 2005 and 2004. These amounts are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $55,000 and $33,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $25,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment property. Approximately $40,000 of the accountable administrative expenses remain unpaid as of June 30, 2005, and are included in due to affiliates.

In accordance with the Partnership Agreement, during the six months ended June 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $67,000 to fund casualty repairs related to the fire that occurred at the property in January 2005 (see "Note C - Casualty Events" for further discussion) and partnership expenses. During the six months ended June 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $7,000 to fund a Partnership audit invoice. Principal and interest was repaid in full during the six months ended June 30, 2004. Interest accrues at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $2,000 for the six months ended June 30, 2005 and less than $1,000 for the six months ended June 30, 2004. At June 30, 2005, the total amount of advances and related accrued interest due to an affiliate of the General Partner was approximately $112,000 and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $140,000. During the six months ended June 30, 2005, insurance proceeds of approximately $130,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $6,000, the Partnership recognized a casualty gain of approximately $124,000 for the six months ended June 30, 2005. During reconstruction of the damaged units approximately $5,000 of interest, approximately $1,000 of property taxes and approximately $2,000 of operating expenses were capitalized related to this project.

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $144,000. During the six months ended June 30, 2004, insurance proceeds of approximately $99,000 were received to cover the damages to the property, $25,000 of which was held on deposit with the mortgage lender at June 30, 2004. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $92,000 for the three and six months ended June 30, 2004.

Note D - Additional Financing

On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000 on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (6.34% at June 30, 2005). Loan costs of approximately $69,000 that were paid in connection with the second mortgage have been capitalized during the six months ended June 30, 2004 and are included in other assets.

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

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from it s properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2005 and 2004.

                                                   Average Occupancy
      Property                                      2005       2004

      Cedar Brooke Apartments                       92%        89%
         Independence, Missouri

The General Partner attributes the increase in occupancy at Cedar Brooke Apartments to increased marketing efforts.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $65,000 and $46,000, respectively, as compared to net income of approximately $67,000 and $26,000 for the three and six months ended June 30, 2004, respectively. The increase in net loss for the three months ended June 30, 2005 is due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the six months ended June 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues. The decrease in total revenues for the three months ended June 30, 2005 is due to a decrease in casualty gain recognized during the three months ended June 30, 2005 compared to the casualty gain recognized during the three months ended June 30, 2004. The increase in total revenues for the six months ended June 30, 2005 is due to an increase in casualty gain recognized during the six months ended June 30, 2005 compared to the casualty gain recognized during the six months ended June 30, 2004. Both rental and other income remained relatively constant for the comparable periods.

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $140,000. During the six months ended June 30, 2005, insurance proceeds of approximately $130,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $6,000, the Partnership recognized a casualty gain of approximately $124,000 for the six months ended June 30, 2005. During reconstruction of the damaged units approximately $5,000 of interest, approximately $1,000 of property taxes and approximately $2,000 of operating expenses were capitalized related to this project.

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $144,000. During the six months ended June 30, 2004, insurance proceeds of approximately $99,000 were received to cover the damages to the property, $25,000 of which was held on deposit with the mortgage lender at June 30, 2004. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $92,000 for the three and six months ended June 30, 2004.

The increase in total expenses for the three and six months ended June 30, 2005 is due to increases in operating, general and administrative and interest expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods. The increase in operating expense is due to increases in maintenance, property, administrative and insurance expenses. The increase in maintenance expense is primarily due to increases in environmental expense and contract services. The increase in property expense is primarily due to increases in salaries and related benefit expenses. The increase in administrative expense is primarily due to increased legal fees. The increase in insurance expense is due to higher insurance premiums. The increase in interest expense is primarily due to the second mortgage obtained on Cedar Brooke Apartments, resulting in a higher debt balance, the modification of terms of the existing mortgage encumbering the property at a higher interest rate (as discussed in "Liquidity and Capital Resources"), and increased loan cost amortization expense.

General and administrative expenses increased for the three and six months ended June 30, 2005 primarily due to an increase in the costs associated with the quarterly and annual communications with investors and regulatory agencies and increased asset management fees which are paid to the General Partner per the Partnership Agreement. The increase in general and administrative expenses for the three months ended June 30, 2005 is also due to an increase in the costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are management reimbursements to the General Partner as allowed under the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $42,000, compared to approximately $1,668,000 at June 30, 2004. The decrease in cash and cash equivalents of approximately $11,000 from December 31, 2004 is due to approximately $118,000 of cash used in investing activities, partially offset by approximately $54,000 and $53,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by insurance proceeds received related to the January 2005 fire at Cedar Brooke Apartments. Cash provided by financing activities consisted of advances from affiliates partially offset by payments of principal made on the first mortgage encumbering Cedar Brooke Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 31, 2005, the Partnership completed approximately $253,000 of capital improvements at Cedar Brooke Apartments consisting primarily of reconstruction related to the fire that occurred at the property in January 2005 (as discussed in "Results of Operations"), floor covering replacements and structural improvements. These improvements were funded from operations, insurance proceeds and advances from affiliates. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be made only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs, exclusive of capital improvements, of the Partnership. On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (6.34% at June 30, 2005).

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

There were no distributions to the partners during the six months ended June 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 73,046 units of depositary receipt (the "Units") in the Partnership representing 56.71% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.71% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

On July 5, 2005 (the "Effective Date"), Johnstown/Consolidated Income Partners, a California limited partnership (the "Partnership"), entered into an agreement (the "Purchase Agreement"), with a third party, First Pacific Investments, Ltd., a Colorado corporation (the "Purchaser"). Under the terms of the Purchase Agreement, the Purchaser agreed to purchase Cedar Brooke Apartments, a 158-unit apartment complex located in Independence, Missouri (the "Property"), for a gross purchase price of $7,300,000, subject to certain conditions (the "Purchase Price").

Under the terms of the Purchase Agreement, the Purchaser may terminate the Purchase Agreement at any time prior to the expiration of the feasibility period as defined in the Purchase Agreement, acting in their sole discretion and for any reason or no reason, upon written notice to the Partnership and the escrow agent. On August 10, 2005, the Purchaser delivered written notice to the Partnership and the escrow agent of its election to terminate the Purchase Agreement pursuant to its terms.

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


                                    Date: August 15, 2005

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

10.43 Purchase and Sale Contract between Johnstown/Consolidated Income Partners, a California limited partnership and First Pacific Investments, Ltd., a Colorado Corporation, dated July 5, 2005. (Incorporated by reference to the Current Report on Form 8-K dated July 5, 2005.)

31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 15, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President  of ConCap
                                    Equities,   Inc.,  equivalent  of
                                    the chief  executive  officer  of
                                    the Partnership

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

Date: August 15, 2005
                                 /s/Stephen B. Waters
                                 Stephen B. Waters
                                 Vice President of ConCap
                                 Equities, Inc., equivalent of the
                                 chief financial officer of the
                                 Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.