Form 10QSB
period 2005-09-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2005-11-14
CIK 787621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                              $    90
   Receivables and deposits                                                     8
   Restricted escrow                                                           33
   Other assets                                                                36
   Assets held for sale (Note A)                                            1,564
                                                                          $ 1,731
Liabilities and Partners' Deficit
   Accounts payable                                                       $    12
   Other liabilities                                                           86
   Due to affiliates (Note B)                                                 291
   Liabilities related to assets held for sale (Note A)                     5,503

Partners' Deficit
   General partner                                          $  (290)
   Corporate limited partner on behalf of the
     Unitholders (128,810 units issued and
      Outstanding)                                           (3,871)       (4,161)
                                                                          $ 1,731


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                      STATEMENTS OF DISCONTINUED OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                          2005         2004         2005         2004

Revenues:
  Rental income                          $ 274        $ 267         $ 789       $ 784
  Other income                               31           25            88          77
  Casualty gain (Note C)                     --           --           124          92
       Total revenues                       305          292         1,001         953

Expenses:
  Operating                                 141          131           425         372
  General and administrative                 37           37           121         114
  Depreciation                               46           71           177         209
  Interest                                  113          108           317         248
  Property taxes                             20           20            59          59
      Total expenses                        357          367         1,099       1,002

     Net loss from discontinued
       operations                        $ (52)       $ (75)        $ (98)      $ (49)

Net loss allocated to general
  partner (1%)                            $ (1)        $ (1)        $ (1)        $ --

Net loss allocated to
  limited partners (99%)                    (51)         (74)          (97)        (49)
                                         $ (52)       $ (75)        $ (98)      $ (49)
Net loss per Unit of Depositary
  Receipt                               $ (0.40)     $ (0.57)      $ (0.75)    $ (0.38)

Distributions per Unit of
  Depositary Receipt                      $ --       $ 12.22        $ --       $ 12.22


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                             Unitholders
                                                              Units of
                                     Units of                Depositary
                                    Depositary    General      Receipt
                                      Receipt     Partner     (Note A)      Total

Original capital contributions       129,266      $     1     $32,317       $32,318

Partners' deficit at
   December 31, 2004                 128,810      $  (289)    $(3,774)      $(4,063)

Net loss for the nine months
   ended September 30, 2005               --           (1)        (97)          (98)

Partners' deficit at
   September 30, 2005                128,810      $  (290)    $(3,871)      $(4,161)


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net loss                                                       $ (98)       $ (49)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     177          209
   Amortization of loan costs                                        23           23
   Casualty gain                                                   (124)         (92)
   Change in accounts:
      Receivables and deposits                                      (48)         (68)
      Other assets                                                   19           --
      Accounts payable                                               (9)          10
      Tenant security deposit liabilities                            --          (10)
      Accrued property taxes                                         60           59
      Other liabilities                                              23          (55)
      Due to affiliates                                              90           --
       Net cash provided by operating activities                    113           27
Cash flows from investing activities:
  Net deposits to restricted escrow                                 (23)          (8)
  Property improvements and replacements                           (292)        (247)
  Insurance proceeds received                                       130           99
       Net cash used in investing activities                       (185)        (156)
Cash flows from financing activities:
  Proceeds from mortgage note payable                                --        1,830
  Payments on mortgage note payable                                 (23)         (64)
  Advances from affiliate                                           132            7
  Payments on advances from affiliate                                --           (7)
  Distributions to partners                                          --       (1,590)
  Loan costs paid                                                    --          (66)
       Net cash provided by financing activities                    109          110
Net increase (decrease) in cash and cash equivalents                 37          (19)
Cash and cash equivalents at beginning of period                     53           79
Cash and cash equivalents at end of period                        $ 90        $ 60
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 256        $ 227
Supplemental disclosure of non-cash activity:
  Property improvements and replacements include in
    accounts payable                                              $ 5         $ --

At December 31, 2004, approximately $20,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the nine months ended September 30, 2005.


                See Accompanying Notes to Financial Statements

                     JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is ConCap Equities, Inc. (the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2004 and 2005 reflect the operations of Cedar Brooke Apartments as loss from discontinued operations due to its sale on October 6, 2005. In accordance with SFAS No. 144, the assets and liabilities of Cedar Brooke Apartments have been classified as held for sale at September 30, 2005.

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and
(iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets. In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $41,000 and $35,000 were incurred to the General Partner and its affiliates for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses. Approximately $57,000 in asset management fees are owed to the General Partner at September 30, 2005 and are included in due to affiliates.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $42,000 for the nine month periods ended September 30, 2005 and 2004, respectively. These amounts are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $75,000 and $72,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses and assets held for sale. The portion of these reimbursements included in assets held for sale for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $29,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment property. Approximately $55,000 of the accountable administrative expenses remain unpaid as of September 30, 2005, and are included in due to affiliates.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $132,000 to fund casualty repairs related to the fire that occurred at the property in January 2005 (see "Note C - Casualty Events" for further discussion), mortgage payments prior to sale, capital improvements, and partnership expenses. During the nine months ended September 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $7,000 to fund Partnership expenses. Principal and interest was repaid in full during the nine months ended September 30, 2004. Interest accrues at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $5,000 for the nine months ended September 30, 2005 and less than $1,000 for the nine months ended September 30, 2004. At September 30, 2005, the total amount of advances and related accrued interest due to an affiliate of the General Partner was approximately $179,000 and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

Subsequent to September 30, 2005 the Partnership paid the General Partner and its affiliates approximately $57,000 in asset management fees, approximately $75,000 of accountable administrative expenses and approximately $179,000 of advances and related accrued interest out of the proceeds from the sale of Cedar Brooke Apartments (see "Note D").

Note C - Casualty Events

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $140,000. During the nine months ended September 30, 2005, insurance proceeds of approximately $130,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $6,000, the Partnership recognized a casualty gain of approximately $124,000 for the nine months ended September 30, 2005. During reconstruction of the damaged units approximately
$2,000 of interest, approximately $1,000 of property taxes and approximately $1,000 of operating expenses were capitalized related to this project.

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $144,000. During the nine months ended September 30, 2004, insurance proceeds of approximately $99,000 were received to cover the damages to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $92,000 for the nine months ended September 30, 2004.

Note D - Subsequent Event

On October 6, 2005, the Registrant sold its sole investment property, Cedar Brooke Apartments, a 158-unit apartment complex located in Independence, Missouri to three unrelated third parties for a gross purchase price of $7,300,000. After payment of closing costs and the assumption of the first mortgage of approximately $3,555,000 by the purchaser, the net proceeds received by the Partnership were approximately $3,594,000. The Partnership used a portion of the proceeds to repay the second mortgage of approximately $1,830,000. The sale of the property resulted in a gain during the fourth quarter of 2005 of approximately $5,704,000. In addition, a loss on early extinguishment of debt of approximately $141,000 was recorded due to the write off of unamortized loan costs. In accordance with SFAS No. 144, the assets and liabilities of Cedar Brooke Apartments have been classified as held for sale at September 30, 2005 and its operations have been shown as loss from discontinued operations for the three and nine months ended September 30, 2005 and 2004.

On October 28, 2005, the Partnership made a distribution of sale proceeds of approximately $931,000 ($7.14 per limited partnership unit). Because Cedar Brooke Apartments was the only property held by the Partnership, the General Partner is considering liquidating the Partnership pending the resolution of the items discussed in "Note F - Contingencies."

Note E - Additional Financing

On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000 on Cedar Brooke Apartments. The second mortgage requires monthly payments of interest beginning on August 1, 2004 until the loan matures July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (6.85% at September 30, 2005). Loan costs of approximately $66,000 that were paid in connection with the second mortgage were capitalized during the nine months ended September 30, 2004 and are included in assets held for sale.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cedar Brooke Apartments. The modification of terms consisted of an interest rate of 7.74%, monthly payments of approximately $26,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $3,121,000 due at maturity. The previous terms consisted of monthly payments of approximately $31,000 with a stated interest rate of 7.44% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized. This property was sold on October 6, 2005.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, which is held for sale at September 30, 2005. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2005 and 2004.

                                                   Average Occupancy
      Property                                      2005       2004

      Cedar Brooke Apartments                       93%        91%
         Independence, Missouri

The Partnership's financial results depended upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. The General Partner monitored the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. The General Partner attempted to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may have used rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss from discontinued operations for the three and nine months ended September 30, 2005 was approximately $52,000 and $98,000, respectively, as compared to net loss of approximately $75,000 and $49,000 for the three and nine months ended September 30, 2004, respectively. The decrease in net loss from discontinued operations for the three months ended September 30, 2005 is due to a decrease in total expenses and an increase in total revenues. The increase in net loss for the nine months ended September 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2004 and 2005 reflect the operations of Cedar Brooke Apartments as loss from discontinued operations due to the sale of the property on October 6, 2005.

On October 6, 2005, the Registrant sold its sole investment property, Cedar Brooke Apartments, a 158-unit apartment complex located in Independence, Missouri to three unrelated third parties for a gross purchase price of $7,300,000. After payment of closing costs and the assumption of the first mortgage of approximately $3,555,000 by the purchaser, the net proceeds received by the Partnership were approximately $3,594,000. The Partnership used a portion of the proceeds to repay the second mortgage of approximately $1,830,000. The sale of the property resulted in a gain during the fourth quarter of 2005 of approximately $5,704,000. In addition, a loss on early extinguishment of debt of approximately $141,000 was recorded due to the write off of unamortized loan costs. In accordance with SFAS No. 144, the assets and liabilities of Cedar Brooke Apartments have been classified as held for sale at September 30, 2005 and its operations have been shown as loss from discontinued operations for the three and nine months ended September 30, 2005 and 2004.

The decrease in total expenses for the three months ended September 30, 2005 is due to a decrease in depreciation expense partially offset by increases in operating and interest expenses. The increase in total expenses for the nine months ended September 30, 2005 is due to increases in operating, general and administrative and interest expenses partially offset by a decrease in depreciation expense. General and administrative expenses remained relatively constant for the three months ended September 30, 2005. The decrease in depreciation expense for the three and nine months ended September 30, 2005 is due to assets being classified as held for sale (as discussed above). The increase in operating expense for the three and nine months ended September 30, 2005 is due to an increase in maintenance expenses. The increase in operating expense for the nine months ended September 30, 2005 is also due to an increase in property and insurance expenses. The increase in maintenance expense is primarily due to increases in repairs and maintenance expenses and contract services. The increase in property expense for the nine months ended September 30, 2005 is primarily due to increases in salaries and related benefit expenses. The increase in insurance expense for the nine months ended September 30, 2005 is due to higher insurance premiums. The increase in interest expense for the three and nine months ended September 30, 2005 is primarily due to the second mortgage obtained on Cedar Brooke Apartments, resulting in a higher debt balance and the modification of terms of the existing mortgage encumbering the property at a higher interest rate (as discussed in "Liquidity and Capital Resources").

General and administrative expenses increased for the nine months ended September 30, 2005 primarily due to an increase in the costs associated with the quarterly and annual communications with investors and regulatory agencies, the costs associated with the annual audit required by the Partnership Agreement and increased asset management fees which are paid to the General Partner per the Partnership Agreement partially offset by a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement.

The increase in total revenues for the three and nine months ended September 30, 2005 is due to increases in rental and other income. The increase in total revenues for the nine months ended September 30, 2005 is also due to an increase in casualty gain recognized during the nine months ended September 30, 2005 compared to the casualty gain recognized during the nine months ended September 30, 2004. The increase in rental income for the three and nine months ended September 30, 2005 is due to an increase in occupancy and a decrease in bad debt expense at Cedar Brooke Apartments. The increase in rental income for the nine months ended September 30, 2005 is partially offset by a decrease in the average rental rate at Cedar Brooke Apartments. The increase in other income for the three and nine months ended September 30, 2005 is due to an increase in tenant charges at the Partnership's property.

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $140,000. During the nine months ended September 30, 2005, insurance proceeds of approximately $130,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $6,000, the Partnership recognized a casualty gain of approximately $124,000 for the nine months ended September 30, 2005. During reconstruction of the damaged units approximately $2,000 of interest and approximately $1,000 of both property taxes and operating expenses were capitalized related to this project.

On February 25, 2004, a fire occurred at Cedar Brooke Apartments, causing damage to four apartment units. The property incurred damages of approximately $144,000. During the nine months ended September 30, 2004, insurance proceeds of approximately $99,000 were received to cover the damages to the property. After writing off the undepreciated cost of the damaged asset, the Partnership recognized a casualty gain of approximately $92,000 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $90,000, compared to approximately $60,000 at September 30, 2004. The increase in cash and cash equivalents of approximately $37,000 from December 31, 2004 is due to approximately $113,000 and $109,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $185,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from affiliates partially offset by payments of principal made on the first mortgage encumbering Cedar Brooke Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender, partially offset by insurance proceeds received related to the January 2005 fire at Cedar Brooke Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.

During the nine months ended September 30, 2005, the Partnership completed approximately $277,000 of capital improvements at Cedar Brooke Apartments consisting primarily of reconstruction related to the fire that occurred at the property in January 2005 (as discussed in "Results of Operations"), floor covering replacements and structural improvements. These improvements were funded from operations, insurance proceeds and advances from affiliates. The property was sold to a third party on October 6, 2005.

On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000, on Cedar Brooke Apartments. The second mortgage required monthly payments of interest beginning on August 1, 2004 until the loan matured July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points (6.85% at September 30, 2005).

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Cedar Brooke Apartments. The modification terms consisted of an interest rate of 7.74%, monthly payments of approximately $26,000, commencing August 1, 2004 through its maturity of July 1, 2014, with a balloon payment of approximately $3,121,000 due at maturity. The previous terms consisted of monthly payments of approximately $31,000 with a stated interest rate of 7.44% through its maturity of July 1, 2021, at which time the loan was scheduled to be fully amortized. The property was sold on October 6, 2005. The second mortgage was paid with proceeds received from the sale. The first mortgage was assumed by the buyer at closing.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                   Nine Months Ended   Per Unit of   Nine Months Ended   Per Unit of
                     September 30,      Depositary     September 30,      Depositary
                          2005           Receipt            2004           Receipt
Financing
 Proceeds (1)            $   --           $   --          $1,590             $12.22
                         $   --           $   --          $1,590             $12.22

(1) Proceeds from the additional financing obtained on Cedar Brooke Apartments in June 2004.

On October 28, 2005, the Partnership made a distribution of sale proceeds of approximately $931,000 ($7.14 per limited partnership unit). Because Cedar Brooke Apartments was the only property held by the Partnership, the General Partner is considering liquidating the Partnership pending the resolution of the items discussed in "Note F - Contingencies".

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 73,062 units of depositary receipt (the "Units") in the Partnership representing 56.72% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less. The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: November 14, 2005

                     JOHNSTOWN CONSOLIDATED INCOME PARTNERS

                                INDEX OF EXHIBITS

EXHIBIT NO.       DOCUMENT DESCRIPTION


3 Certificate of Limited Partnership, as amended to date, incorporated herein by reference to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1991.

10.40 Multifamily Note dated June 27, 2001, by and between Johnstown/Consolidated Income Partners, a California limited partnership, and GMAC Commercial Mortgage Corporation relating to Cedar Brooke Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

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

10.44 Second Amendment to Purchase and Sale Contract between Johnstown/Consolidated Income Partners, a California limited partnership and First Pacific Investments, Ltd., a Colorado Corporation, dated August 29, 2005. (Incorporated by reference to the Current Report on Form 8-K dated August 29, 2005).

10.45 Third Amendment to Purchase and Sale Contract between Johnstown/Consolidated Income Partners, a California limited partnership and Western Terrace Apartments Associates, LLC, a Colorado limited liability company, as to an undivided 44.39% interest, Thomas W. Fischer and Melissa B. Fisher as Trustees of the Fischer Family Trust dated March 30, 2005, as to an undivided 36.92% interest and Vista Montanas Apartments, LLC, a California limited liability company as to an undivided 18.69% interest, all as tenants in common, dated September 28, 2005. (Incorporated by reference to the Current Report on Form 8-K dated October 6, 2005).

10.46 Fourth Amendment to Purchase and Sale Contract between Johnstown/Consolidated Income Partners, a California limited partnership and Western Terrace Apartments Associates, LLC, a Colorado limited liability company, as to an undivided 44.39% interest, Thomas W. Fischer and Melissa B. Fisher as Trustees of the Fischer Family Trust dated March 30, 2005, as to an undivided 36.92% interest and Vista Montanas Apartments, LLC, a California limited liability company as to an undivided 18.69% interest, all as tenants in common, dated October 4, 2005. (Incorporated by reference to the Current Report on Form 8-K dated October 6, 2005).

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

Date: November 14, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President  of ConCap
                                    Equities,   Inc.,  equivalent  of
                                    the chief  executive  officer  of
                                    the Partnership

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

Date: November 14, 2005
                                 /s/Stephen B. Waters
                                 Stephen B. Waters
                                 Vice President of ConCap
                                 Equities, Inc., equivalent of the
                                 chief financial officer of the
                                 Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.