Form 10KSB
period 2005-12-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2006-03-30
CIK 787621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Units of Depositary Receipt

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year:  $1,023,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Johnstown/Consolidated Income Partners (the "Partnership" or "Registrant") was organized on January 9, 1986, as a limited partnership under the California Revised Limited Partnership Act.  The Partnership was engaged in the business of operating and holding real estate properties for investment.  On June 20, 1986, the Partnership commenced a public offering for the sale of $150,000,000 of units (the "Units").  The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof (hereinafter referred to as "Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership.  The sale of Units closed on June 19, 1987, with 129,266 Units sold at $250 each, for gross proceeds of approximately $32,317,000 to the Partnership.  By the end of fiscal year 1988, approximately 79% of the proceeds raised had been invested in four properties, five mortgage loans, and approximately $1,600,000 in guaranteed mortgage-backed securities ("MBS").  Of the remaining 21%, 11.8% was required for organizational and offering expenses and sales commissions and 9.2% was retained in Partnership reserves for working capital as required by the Partnership Agreement.  The limited partner of the Partnership is Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), an affiliate of the general partner (as hereinafter defined).  The Corporate Limited Partner serves as depositary for the Units pursuant to a Depositary Agreement entered into with the Partnership.  Since its initial offering, the Registrant has not received, nor are Unitholders required to make, additional capital contributions.

The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI").  The General Partner and the Corporate Limited Partner shall together be called the "Partners".  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership sold its remaining investment property, Cedar Brooke Apartments, on October 6, 2005.

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting, due to its plans to liquidate as a result of the sale of its remaining investment property during 2005. The Partnership estimates liquidation will be completed by December 31, 2006.

The Partnership has no employees.  Partnership management and administrative services are provided by an affiliate of the General Partner.  The General Partner has also selected affiliates to provide real estate advisory and asset management services to the Partnership.  As advisor, such affiliates provided all Partnership accounting and administrative services, investment management, and supervisory services over property management.

A further description of the Partnership’s business is included in “Item 6. Management’s Discussion and Analysis or Plan of Operation” of this Form 10-KSB.

Item 2.

Description of Property

On October 6, 2005, the Registrant sold its sole investment property, Cedar Brooke Apartments, to a third party for a gross purchase price of $7,300,000.  After payment of closing costs and the assumption of the first mortgage of approximately $3,554,000 by the purchaser, the net proceeds received by the Partnership were approximately $3,595,000.  The Partnership used a portion of the proceeds to repay the second mortgage of approximately $1,830,000.  The sale of the property resulted in a gain during 2005 of approximately $5,723,000. In addition, a loss on early extinguishment of debt of approximately $152,000 was recorded due to the write off of unamortized loan costs.

Capital Improvements

Cedar Brook Apartments

During the year ended December 31, 2005, the Partnership completed approximately $277,000 of capital improvements at the property consisting primarily of reconstruction related to the fire that occurred at the property in January 2005 (as discussed in “Results of Operations” in “Item 6. Management’s Discussion and Analysis or Plan of Operation”), floor covering replacements and structural improvements.  These improvements were funded from operations, insurance proceeds and advances from an affiliate of the General Partner. The property was sold to a third party on October 6, 2005.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of the Unitholders, through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Units of Depositary Receipt and Related Partner Matters

No established public trading market for the units of depositary receipt (the “Units”) exists nor is one expected to develop.  As of December 31, 2005, there are 1,273 holders of record owning an aggregate of 128,810 Units. Affiliates of the General Partner held 73,062 Units or 56.72% as of December 31, 2005.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Unit of	Year Ended	Per Unit of
	December 31,	Depository	December 31,	Depository
	2005	Receipt	2004	Receipt
Sale (1)	$ 931	$ 7.14	$ --	$ --
Financing Proceeds (2)	--	--	1,590	12.22
	$ 931	$ 7.14	$ 1,590	$ 12.22

(1)

From the sale of Cedar Brooke Apartments in October 2005.

(2)

Proceeds from the second mortgage obtained on Cedar Brooke Apartments in June 2004.

Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any distributions to its partners in 2006.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 73,062 Units in the Partnership representing 56.72% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Cedar Brooke Apartments during 2005.  Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $5,385,000 for the year ended December 31, 2005 compared to a net loss of approximately $72,000 for the year ended December 31, 2004.  The increase in net income is due to a gain from sale of discontinued operations in 2005, partially offset by an increase in loss from discontinued operations.

On October 6, 2005, the Partnership sold its sole investment property, Cedar Brooke Apartments, to a third party for a gross purchase price of $7,300,000.  After payment of closing costs and the assumption of the first mortgage of approximately $3,554,000 by the purchaser, the net proceeds received by the Partnership were approximately $3,595,000.  The Partnership used a portion of the proceeds to repay the second mortgage of approximately $1,830,000.  The sale of the property resulted in a gain during 2005 of approximately $5,723,000. In addition, a loss on early extinguishment of debt of approximately $152,000 was recorded due to the write off of unamortized loan costs.

Excluding the impact of the gain from sale of discontinued operations, the Partnership’s loss from discontinued operations was approximately $338,000 for the year ended December 31, 2005 as compared to a loss from discontinued operations of approximately $72,000 for the year ended December 31, 2004.  The increase in loss from discontinued operations is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased primarily due to the loss recognized on the early extinguishment of debt as a result of the 2005 sale of Cedar Brooke Apartments (as discussed above) and an increase in general and administrative expenses partially offset by decreases in depreciation, interest and property tax expenses. Depreciation expense decreased as a result of classifying Cedar Brooke Apartments as held for sale effective August 31, 2005. Interest expense decreased due to the sale of the property on October 6, 2005 (as discussed above) partially offset by increases primarily due to the second mortgage obtained on Cedar Brooke Apartments, resulting in a higher debt balance and the modification of terms of the existing mortgage encumbering the property at a higher interest rate (as discussed in “Note G – Additional Financing”) and an increases in interest incurred on advances from affiliates. Property tax expense decreased due to the sale of the property on October 6, 2005 (as discussed above).

General and administrative expenses increased for the year ended December 31, 2005 primarily due to an increase in the costs associated with the quarterly and annual communications with investors and regulatory agencies, the costs associated with the annual audit required by the Partnership Agreement and increased costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement partially offset by a decrease in asset management fees which are paid to the General Partner per the Partnership Agreement.

The decrease in total revenues is due to a decrease in rental and other income.  The decrease in rental income and other income is due to the sale of the property on October 6, 2005 (as discussed above).

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $140,000. During the year ended December 31, 2005, insurance proceeds of approximately $130,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $6,000, the Partnership recognized a casualty gain of approximately $124,000 for the year ended December 31, 2005. During reconstruction of the damaged units approximately $2,000 of interest and approximately $1,000 of both property taxes and operating expenses were capitalized related to this project.

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

Liquidity and Capital Resources

The Partnership expects to liquidate during 2006 due to the sale of its remaining investment property (see “Note A” to the financial statements included in “Item 7. Financial Statements”), and there are no other capital sources available to the Partnership.

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $419,000 compared to approximately $53,000 at December 31, 2004.  Cash and cash equivalents increased approximately $366,000 from December 31, 2004 due to approximately $3,438,000 of cash provided by investing activities offset by approximately $2,826,000 and $246,000 of cash used in financing and operating activities, respectively.  Cash provided by investing activities consisted primarily of proceeds from the sale of Cedar Brooke Apartments, insurance proceeds received and net receipts from restricted escrow accounts maintained by the mortgage lenders partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of distributions paid, the repayment of the mortgage note payable, repayment of advances received from an affiliate of the General Partner and to a lesser extent, payments of principal made on the mortgage partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2005, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

Included in the statement of net assets in liquidation as of December 31, 2005 is approximately $44,000 of costs that the General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by December 31, 2006.

At December 31, 2005, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $44,000, which is included in the Statements of Changes in Partners' (Deficiency) Capital/Net assets in Liquidation which is included in “Item 7. Financial Statements”. The adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ (44)

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Unit of	Year Ended	Per Unit of
	December 31,	Depository	December 31,	Depository
	2005	Receipt	2004	Receipt
Sale (1)	$ 931	$ 7.14	$ --	$ --
Financing Proceeds (2)	--	--	1,590	12.22
	$ 931	$ 7.14	$ 1,590	$ 12.22

(1)

From the sale of Cedar Brooke Apartments in October 2005.

(2)

Proceeds from the second mortgage obtained on Cedar Brooke Apartments in June 2004.

Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 73,062 units of depository receipt (the “units”) in the Partnership representing 56.72% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.

Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Statement of Net Assets in Liquidation - December 31, 2005

Statements of Discontinued Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Partners

Johnstown/Consolidated Income Partners

We have audited the accompanying statement of net assets in liquidation of Johnstown/Consolidated Income Partners as of December 31, 2005, and the related statements of discontinued operations, changes in partners' (deficiency) capital/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, the General Partner decided to liquidate the Partnership effective December 31, 2005. As a result, the Partnership changed its basis of accounting as of December 31, 2005 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Johnstown/Consolidated Income Partners at December 31, 2005, and the results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 18, 2006

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

December 31, 2005

Assets
Cash and cash equivalents	$ 419
Receivables and deposits	5
424
Liabilities
Other liabilities	33
Estimated costs during the period of liquidation (Note C)	44
77

Net assets in liquidation	$ 347

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENTS OF DISCONTINUED OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004

Income from continuing operations	$ --	$ --
Income (loss) from discontinued operations:
Revenues:
Rental income	809	1,034
Other income	90	106
Casualty gain (Note F)	124	122
Total Revenues	1,023	1,262

Expenses:
Operating	492	495
General and administrative	157	147
Depreciation	177	276
Interest	325	339
Property taxes	58	77
Loss on extinguishment of debt	152	--
Total Expenses	1,361	1,334

Loss from discontinued operations	(338)	(72)
Gain on sale of discontinued operations (Note H)	5,723	--

Net income (loss) (Note E)	$ 5,385	$ (72)

Net income (loss) allocated to general partner (1%)	$ 54	$ (1)
Net income (loss) allocated to limited partners (99%)	5,331	(71)

	$ 5,385	$ (72)
Per Unit of Depository Receipt:
Loss from discontinued operations	$ (2.60)	$ (0.55)
Gain on sale of discontinued operations	43.99	--
Net income (loss) per Unit of Depository Receipt	$ 41.39	$ (0.55)
Distributions per Unit of Depository Receipt	$ 7.14	$ 12.22

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(in thousands, except unit data)

			Unitholders
	Units of		Units of
	Depositary	General	Depositary
	Receipt	Partner	Receipt	Total
			(Note A)
Original capital contributions	129,266	$ 1	$32,317	$32,318

Partners' deficit at
December 31, 2003	128,810	$ (272)	$(2,129)	$(2,401)

Distributions to partners	--	(16)	(1,574)	(1,590)

Net loss for the year ended
December 31, 2004	--	(1)	(71)	(72)

Partners' deficit at
December 31, 2004	128,810	(289)	(3,774)	(4,063)

Distributions to partners	--	(11)	(920)	(931)

Net income for the year ended
December 31, 2005	--	54	5,331	5,385

Partners' (deficiency) capital at
December 31, 2005	128,810	$ (246)	$ 637	391

Adjustment to liquidation basis				(44)

Net assets in liquidation at
December 31, 2005				$ 347

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 5,385	$ (72)
Adjustments to reconcile net income (loss) to net cash
used in by operating activities:
Depreciation	177	276
Amortization of loan costs	24	22
Gain on sale of investment property	(5,723)	--
Loss on early extinguishment of debt	152	--
Casualty gains	(124)	(122)
Change in accounts:
Receivables and deposits	22	(16)
Other assets	54	(21)
Accounts payable	(97)	(26)
Tenant security deposit liabilities	(27)	(14)
Due to affiliates	(27)	(9)
Other liabilities	(62)	(31)
Net cash used in operating activities	(246)	(13)
Cash flows from investing activities:
Property improvements and replacements	(297)	(265)
Insurance proceeds received	130	129
Net proceeds from sale of investment property	3,595	--
Net receipts from (deposits to) restricted escrow	10	(10)
Net cash provided by (used in) investing activities	3,438	(146)
Cash flows from financing activities:
Proceeds from mortgage note payable	--	1,830
Payments on mortgage note payable	(23)	(75)
Loan costs paid	--	(74)
Advances from affiliate	132	49
Payments on advances from affiliate	(174)	(7)
Repayment of mortgage note payable	(1,830)	--
Distributions to partners	(931)	(1,590)
Net cash (used in) provided by financing activities	(2,826)	133
Net increase (decrease) in cash and cash equivalents	366	(26)
Cash and cash equivalents at beginning of year	53	79
Cash and cash equivalents at end of year	$ 419	$ 53
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 303	$ 342
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 20
Assumption of Cedar Brook Apartments mortgage by
purchaser	$ 3,554	$ --

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A – Basis of Presentation

As of December 31, 2005, Johnstown/Consolidated Income Partners (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note H – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2005, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the financial statements.

The General Partner estimates that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization

The Partnership, a California limited partnership, was formed on January 9, 1986, to operate and hold commercial and residential properties and to invest in mortgage loans and mortgage-backed securities. Consolidated Capital Equities Corporation ("CCEC"), the former general partner, and Johnstown/Consolidated Depositary Corporation (the "Corporate Limited Partner"), which serves as depositary of certain Units of Depositary Receipt ("Units"), contributed $1,000 and $100,000, respectively.  The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the holders thereof ("Unitholders") to the economic benefits attributable to equity interests in the Partnership and to participate in certain allocations and distributions of the Partnership.  For this reason, partners' deficit is herein represented as an interest of the Unitholders.  The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation.  Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership sold its remaining investment property, Cedar Brooke Apartments, on October 6, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $419,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property

Investment property consisted of one apartment complex and was stated at cost.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects were capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects were capitalized where the costs of the project exceeded $250.  Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalized interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects were in progress.   During the year ended December 31, 2005, the Partnership capitalized interest of approximately $2,000, property taxes of approximately $1,000 and operating costs of approximately $1,000. During the year ended December 31, 2004, the Partnership capitalized approximately $1,000 for both interest and operating costs. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Leases

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

Advertising Costs

The Partnership expensed the cost of advertising as incurred.  Advertising expense was approximately $34,000 and $44,000 for the years ended December 31, 2005 and 2004, respectively and is included in operating expenses.

Units of Depositary Receipt

The Corporate Limited Partner, an affiliate of the General Partner, serves as a depositary of the Units.  The Units represent economic rights attributable to the limited partnership interests in the Partnership and entitle the Unitholders to certain economic benefits, allocations and distributions of the Partnership.  For this reason, Partners' capital is herein represented as an interest of the Unitholder.

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

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note C – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at December 31, 2005, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $44,000, which is included in the Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (44)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and (iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets.  In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $45,000 and $51,000 were incurred to the General Partner and its affiliates for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $48,000 and $56,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $94,000 and $82,000 for the years ended December 31, 2005 and 2004, respectively, which was included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 were fees related to construction management services provided by an affiliate of the General Partner of approximately $30,000 and $23,000, respectively.

In accordance with the Partnership Agreement, during the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $132,000 to fund casualty repairs related to the fire that occurred at the property in January 2005 (see “Note F – Casualty Events” for further discussion), mortgage payments prior to sale, capital improvements, and partnership expenses. Interest was charged at the prime rate plus 2% and amounted to approximately $6,000 for the year ended December 31, 2005.  During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $49,000 to fund operating and partnership expenses. Interest expense during the year ended December 31, 2004 was less than $1,000. During the year ended December 31, 2005, the Partnership repaid the outstanding loans and accrued interest of approximately $180,000. During the year ended December 31, 2004, the Partnership repaid outstanding loans and accrued interest of approximately $7,000.

In connection with the second mortgage obtained on Cedar Brooke Apartments, the Partnership paid a fee of approximately $18,000 to the General Partner during the year ended December 31, 2004. This fee was capitalized and included in other assets and the unamortized balance was charged to loss on extinguishment of debt during 2005 as a result of the sale of the remaining property.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 73,062 Units in the Partnership representing 56.72% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2005	2004

Net income (loss) as reported	$5,385	$ (72)
(Deduct) add:
Casualty gain	(124)	(122)
Depreciation differences	(37)	(19)
Unearned income	(47)	(3)
Other	26	(17)
Gain on sale of investment property	(293)	--
Accruals and prepaids	20	(32)

Federal taxable income (loss)	$ 4,930	$ (265)

Federal taxable income (loss) per
unit of Depositary Receipt	$ 37.88	$ (2.04)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets in liquidation as reported	$ 347
Syndication and distribution costs	3,825
Other	116
Net assets - Federal tax basis	$ 4,288

Note F - Casualty Gain

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $140,000. During the year ended December 31, 2005, insurance proceeds of approximately $130,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $6,000, the Partnership recognized a casualty gain of approximately $124,000 for the year ended December 31, 2005. During reconstruction of the damaged units approximately $2,000 of interest and approximately $1,000 of both property taxes and operating expenses were capitalized related to this project.

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

Note G – Additional Financing

On June 25, 2004, the Partnership obtained a second mortgage, in the amount of $1,830,000 on Cedar Brooke Apartments.  The second mortgage required monthly payments of interest beginning on August 1, 2004 until the loan matured July 1, 2007, with interest being equal to the one month LIBOR rate plus 300 basis points.  Loan costs of approximately $66,000 that were paid in connection with the second mortgage were capitalized during the year ended December 31, 2004 and the unamortized balance was charged to loss on extinguishment of debt on the statement of discontinued operations during 2005.

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

Note H – Disposition of Investment Property

On October 6, 2005, the Registrant sold its sole investment property, Cedar Brooke Apartments, to a third party for a gross purchase price of $7,300,000.  After payment of closing costs and the assumption of the first mortgage of approximately $3,554,000 by the purchaser, the net proceeds received by the Partnership were approximately $3,595,000.  The Partnership used a portion of the proceeds to repay the second mortgage of approximately $1,830,000.  The sale of the property resulted in a gain during 2005 of approximately $5,723,000. In addition, a loss on early extinguishment of debt of approximately $152,000 was recorded due to the write off of unamortized loan costs.

Note I – Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations.

Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition.

The Partnership is unaware of any other pending or outstanding litigation matters that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former investment property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from it s properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President – Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the  General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor the officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2005, no person was known to CEI to own of record or beneficially more than five percent of the Units of Depositary Receipt (the “Units”) of the Partnership.

	Number of	Percent
Entity	Units	of Total

AIMCO IPLP, L.P. (1)	12,146.0	9.43%
(an affiliate of AIMCO)
Madison River Properties LLC (1)	14,061.5	10.92%
(an affiliate of AIMCO)
AIMCO Properties, L.P. (2)	46,854.5	36.37%
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

(c)

Changes in Control

Beneficial Owners of CEI

As of December 31, 2005, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

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

The Partnership Agreement provides that the Partnership shall pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and (iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets.  In the event the property was not owned at the beginning or end of the year, such fee shall be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $45,000 and $51,000 were incurred to the General Partner and its affiliates for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $48,000 and $56,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses in the statements of discontinued operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $94,000 and $82,000 for the years ended December 31, 2005 and 2004, respectively, which was included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 were fees related to construction management services provided by an affiliate of the General Partner of approximately $30,000 and $23,000, respectively.

In accordance with the Partnership Agreement, during the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $132,000 to fund casualty repairs related to the fire that occurred at the property in January 2005, mortgage payments, capital improvements, and partnership expenses. Interest was charged at the prime rate plus 2% and amounted to approximately $6,000 for the year ended December 31, 2005.  During the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $49,000 to fund operating and partnership expenses. Interest expense during the year ended December 31, 2004 was less than $1,000. During the year ended December 31, 2005, the Partnership repaid the outstanding loans and accrued interest of approximately $180,000. During the year ended December 31, 2004, the Partnership repaid outstanding loans and accrued interest of approximately $7,000.

In connection with the second mortgage obtained on Cedar Brooke Apartments, the Partnership paid a fee of approximately $18,000 to the General Partner during the year ended December 31, 2004. This fee was capitalized and included in other assets and the unamortized balance was charged to loss on extinguishment of debt during 2005 as a result of the sale of the remaining property.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $16,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 73,062 units of depository receipt (the “units”) in the Partnership representing 56.72% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $27,000 and $28,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $6,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 29, 2006

In accordance with the requirements of the Exchange Act of 1934, the Registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2006
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

10.45

  Third Amendment to Purchase and Sale Contract between Johnstown/Consolidated Income Partners, a California limited partnership and Western Terrace Apartments Associates, LLC, a Colorado limited liability company, as to an undivided 44.39% interest, Thomas W. Fischer and Melissa B. Fisher as Trustees of the Fischer Family Trust dated March 30, 2005, as to an undivided 36.92% interest and Vista Montanas Apartments, LLC, a California limited liability company as to an undivided 18.69% interest, all as tenants in common, dated September 28, 2005. (Incorporated by reference to the current report on form 8-K dated October 6, 2005.)

10.46

 Fourth Amendment to Purchase and Sale Contract between   Johnstown/Consolidated Income Partners, a California limited partnership and Western Terrace Apartments Associates, LLC, a Colorado limited liability company, as to an undivided 44.39% interest, Thomas W. Fischer and Melissa B. Fisher as Trustees of the Fischer Family Trust dated March 30, 2005, as to an undivided 36.92% interest and Vista Montanas Apartments, LLC, a California limited liability company as to an undivided 18.69% interest, all as tenants in common, dated October 4, 2005. (Incorporated by reference to the current report on form 8-K dated October 6, 2005.)

31.1

Certification of equivalent of Chief Executive Officer pursuant to   Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 29, 2006

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

Date: March 29, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.