Form 10QSB
period 2006-03-31
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2006-05-15
CIK 787621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENT OF NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

March 31, 2006

Assets
Cash and cash equivalents	$ 344
Receivables	61
405
Liabilities
Other liabilities	29
Estimated costs during the period of liquidation	33
62

Net assets in liquidation	$ 343

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

For the Three
Months Ended
March 31, 2006

Net assets in liquidation at beginning of period	$ 347

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(75)
Increase in receivables and deposits	56
Decrease in other liabilities	4
Decrease in estimated costs during the period of
liquidation	11
Net assets in liquidation at end of period	$ 343

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENT OF DISCONTINUED OPERATIONS

 (Unaudited)

(in thousands, except per unit data)

Three Months Ended
March 31,
2005
(Restated)

Income from continuing operations	$ --
Income from discontinued operations:
Revenues:
Rental income	254
Other income	28
Casualty gain (Note D)	99
Total revenues	381

Expenses:
Operating	139
General and administrative	39
Depreciation	66
Interest	99
Property taxes	19
Total expenses	362
Income from discontinued operations	19

Net income	$ 19

Net income allocated to general partner (1%)	$ --
Net income allocated to limited partners (99%)	19
$ 19

Net income per Unit of Depositary Receipt	$ 0.15

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

Three Months Ended
March 31,
2005
Cash flows from operating activities:
Net income	$ 19
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	66
Amortization of loan costs	8
Casualty gain	(99)
Change in accounts:
Receivables and deposits	(17)
Other assets	(2)
Accounts payable	31
Due to affiliates	29
Tenant security deposit liabilities	(1)
Accrued property taxes	20
Other liabilities	1
Net cash provided by operating activities	55

Cash flows from investing activities:
Property improvements and replacements	(87)
Insurance proceeds received	104
Net deposits to restricted escrow	(13)
Net cash provided by investing activities	4

Cash flows used in financing activities:
Payments on mortgage note payable	(5)

Net increase in cash and cash equivalents	54

Cash and cash equivalents at beginning of period	53

Cash and cash equivalents at end of period	$ 107

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 70

At December 31, 2004, approximately $20,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2005.

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

As of December 31, 2005, Johnstown/Consolidated Income Partners (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note B – Disposition of Investment Property”).

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

The general partner of the Partnership, Concap Equities, Inc. (“CEI” or the “General Partner”), an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, estimates that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases disclosed in “Note E – Contingencies”, is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B – Disposition of Investment Property

On October 6, 2005, the Partnership sold its sole investment property, Cedar Brooke Apartments, to a third party for a gross purchase price of $7,300,000.  After payment of closing costs and the assumption of the first mortgage of approximately $3,554,000 by the purchaser, the net proceeds received by the Partnership were approximately $3,595,000.  The Partnership used a portion of the proceeds to repay the second mortgage of approximately $1,830,000.  The sale of the property resulted in a gain during 2005 of approximately $5,723,000. In addition, a loss on early extinguishment of debt of approximately $152,000 was recorded in 2005 due to the write off of unamortized loan costs.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities, as provided for in the Partnership Agreement. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The Partnership Agreement provided that the Partnership would pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and (iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets.  In the event the property was not owned at the beginning or end of the year, such fee would be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $14,000 were incurred to the General Partner and its affiliates for the three months ended March 31, 2005, which were included in general and administrative expenses.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $14,000 for the three months ended March 31, 2005 which was included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $19,000 for the three months ended March 31, 2005, which was included in general and administrative expenses and investment property.  The portion of these reimbursements which were included in investment property for the three months ended March 31, 2005 were fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000.

In accordance with the Partnership Agreement, during the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $49,000. Interest was charged at the prime rate plus 2%.  Interest expense was approximately $1,000 for the three months ended March 31, 2005. No such advances were made during the three months ended March 31, 2006 and 2005.

The Partnership insured its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. The Partnership was charged by AIMCO and its affiliates approximately $16,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Casualty Gain

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $140,000. During the year ended December 31, 2005, insurance proceeds of approximately $130,000 were received to cover the damages. Approximately $104,000 of the proceeds were received during the three months ended March 31, 2005. After writing off the undepreciated cost of the damaged asset of approximately $6,000, of which approximately $5,000 was written off during the three months ended March 31, 2005, the Partnership recognized a casualty gain of approximately $124,000 for the year ended December 31, 2005, of which approximately $99,000 was recognized during the three months ended March 31, 2005. During reconstruction of the damaged units in 2005 approximately $2,000 of interest and approximately $1,000 of both property taxes and operating expenses were capitalized related to this project.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition.

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

Results from Operations

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.

On October 6, 2005, the Partnership sold its sole investment property, Cedar Brooke Apartments, to a third party for a gross purchase price of $7,300,000.  After payment of closing costs and the assumption of the first mortgage of approximately $3,554,000 by the purchaser, the net proceeds received by the Partnership were approximately $3,595,000.  The Partnership used a portion of the proceeds to repay the second mortgage of approximately $1,830,000.  The sale of the property resulted in a gain during 2005 of approximately $5,723,000. In addition, a loss on early extinguishment of debt of approximately $152,000 was recorded in 2005 due to the write off of unamortized loan costs.

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

During the three months ended March 31, 2006, net assets in liquidation decreased by approximately $4,000. The decrease in net assets in liquidation is primarily due to a decrease in cash and cash equivalents partially offset by an increase in receivables and a decrease in other liabilities. The decrease in cash and cash equivalents is the result of accounts payable payments primarily for non-resident withholding tax. The increase in receivables is due to non-resident withholding tax which is expected to be recouped from the partners upon the final distribution of cash. The decrease in other liabilities is primarily due to the final payment of asset management fees.

The statement of net assets in liquidation as of March 31, 2006 includes approximately $33,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in “Item 1. Financial Statements - Note E – Contingencies” to the financial statements, is based on the General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

The Partnership had no distributions for the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 73,062 units of depositary receipt (the “Units”) in the Partnership representing 56.72% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 3.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: May 12, 2006

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.