Form 10QSB
period 2006-06-30
JOHNSTOWN CONSOLIDATED INCOME PARTNERS
filed 2006-08-10
CIK 787621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENT OF NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

June 30, 2006

Assets
Cash and cash equivalents	$ 334
Receivables	61
395
Liabilities
Other liabilities	32
Estimated costs during the period of liquidation	22
54

Net assets in liquidation	$ 341

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

For the Six
Months Ended
June 30, 2006

Net assets in liquidation at beginning of period	$ 347

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(85)
Increase in receivables	56
Decrease in other liabilities	1
Decrease in estimated costs during the period of
liquidation	22
Net assets in liquidation at end of period	$ 341

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENTS OF DISCONTINUED OPERATIONS

 (Unaudited)

(in thousands, except per unit data)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(Restated)	(Restated)

Income from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	261	515
Other income	29	57
Casualty gain (Note D)	25	124
Total revenues	315	696

Expenses:
Operating	145	284
General and administrative	45	84
Depreciation	65	131
Interest	105	204
Property taxes	20	39
Total expenses	380	742
Loss from discontinued operations	(65)	(46)

Net loss	$ (65)	$ (46)

Net loss allocated to general partner (1%)	$ (1)	$ --
Net loss allocated to limited partners (99%)	(64)	(46)
	$ (65)	$ (46)

Net loss per Unit of Depositary Receipt	$(0.50)	$(0.36)

See Accompanying Notes to Financial Statements

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

Six Months Ended
June 30,
2005
Cash flows from operating activities:
Net loss	$ (46)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	131
Amortization of loan costs	14
Casualty gain	(124)
Change in accounts:
Receivables and deposits	(36)
Other assets	5
Accounts payable	8
Due to affiliates	59
Accrued property taxes	40
Other liabilities	3
Net cash provided by operating activities	54

Cash flows from investing activities:
Property improvements and replacements	(223)
Insurance proceeds received	130
Net deposits to restricted escrow	(25)
Net cash used in investing activities	(118)

Cash flows from financing activities:
Payments on mortgage note payable	(14)
Advances from affiliate	67
Net cash provided by financing activities	53

Net decrease in cash and cash equivalents	(11)
Cash and cash equivalents at beginning of period	53

Cash and cash equivalents at end of period	$ 42

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 167
Property improvements and replacements included in
accounts payable	$ 50

At December 31, 2004, approximately $20,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2005.

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

The Partnership Agreement provided that the Partnership would pay in monthly installments to the General Partner, or an affiliate, a yearly asset management fee equal to: (i) 3/8 of 1% of the original principal balance of mortgage loans outstanding at the end of the month preceding the installment payment; (ii) 1/8 of 1% of the market value of guaranteed mortgage-backed securities as of the end of the Partnership quarter immediately preceding the installment payment; and (iii) 5/8 of 1% of the purchase price of the properties plus improvements for managing the Partnership's assets.  In the event the property was not owned at the beginning or end of the year, such fee would be pro-rated for the short-year period of ownership. Under this provision, fees of approximately $27,000 were incurred to the General Partner and its affiliates for the six months ended June 30, 2005, which were included in general and administrative expenses.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $28,000 for the six months ended June 30, 2005 which was included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $55,000 for the six months ended June 30, 2005, which was included in general and administrative expenses and investment property.  The portion of these reimbursements which were included in investment property for the six months ended June 30, 2005 were fees related to construction management services provided by an affiliate of the General Partner of approximately $25,000.

In accordance with the Partnership Agreement, during the six months ended June 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $67,000 to fund casualty repairs related to the fire that occurred at the property in January 2005 (see “Note D – Casualty Gain” for further discussion) and partnership expenses. Interest accrued at the prime rate plus 2%.  Interest expense was approximately $2,000 for the six months ended June 30, 2005.  No such advances were made during the six months ended June 30, 2006.

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

Note D – Casualty Gain

On January 7, 2005, a fire occurred at Cedar Brooke Apartments causing damage to two apartment units. The property incurred damages of approximately $140,000. During the six months ended June 30, 2005, insurance proceeds of approximately $130,000 were received to cover the damages. After writing off the undepreciated cost of the damaged asset of approximately $6,000, the Partnership recognized a casualty gain of approximately $124,000 for the six months ended June 30, 2005. During reconstruction of the damaged units in 2005 approximately $5,000 of interest, approximately $1,000 of property taxes and approximately $2,000 of operating expenses were capitalized related to this project.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

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

During the six months ended June 30, 2006, net assets in liquidation decreased by approximately $6,000. The decrease in net assets in liquidation is primarily due to a decrease in cash and cash equivalents partially offset by an increase in receivables and a decrease in estimated costs to liquidate. The decrease in cash and cash equivalents is the result of accounts payable payments primarily for non-resident withholding tax. The increase in receivables is due to non-resident withholding tax which is expected to be recouped from the partners upon the final distribution of cash. The decrease in estimated costs to liquidate is primarily due to a decrease in the estimated period of liquidation.

The statement of net assets in liquidation as of June 30, 2006 includes approximately $22,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in “Item 1. Financial Statements - Note E – Contingencies” to the financial statements, is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership had no distributions for the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 73,062 units of depositary receipt (the “Units”) in the Partnership representing 56.72% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHNSTOWN/CONSOLIDATED INCOME PARTNERS

By: CONCAP EQUITIES, INC.
General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date: August 10, 2006

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

Date: August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Johnstown/Consolidated Income Partners (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.